Form 10-Q
period 2006-09-30
Neff Rental LLC
filed 2006-11-15
CIK 1343360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 333-130841

NEFF RENTAL LLC

(Exact name of registrant as specified in its charter)

Delaware	11-3753649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 N.W. 87th Avenue, Suite 400 Miami, Florida	33178
(Address of principal executive offices)	(Zip Code)

(305) 513-3350

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes             ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                          Accelerated filer ☐                                  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes             ☒ No

NEFF RENTAL LLC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.

NEFF RENTAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$415	$33
Accounts receivable, net of allowance for doubtful accounts of $1,310 in 2006 and $1,734 in 2005	48,766	44,573
Inventories	1,506	1,901
Rental equipment, net	336,428	278,760
Property and equipment, net	21,360	17,187
Goodwill	6,914	—
Prepaid expenses and other assets	18,439	17,931
Total assets	$433,828	$360,385

LIABILITIES AND CAPITAL DEFICIT
Liabilities
Accounts payable	$4,829	$10,382
Accrued expenses	36,751	27,235
Credit facility	175,532	128,935
11¼% second priority senior secured notes	245,000	245,000
13% senior subordinated notes, net of unamortized discount of $2,879 in 2006 and $3,067 in 2005	77,121	76,933
Total liabilities	539,233	488,485
Commitments and contingencies
Capital deficit
Members’ deficit	(105,405)	(128,100)
Total capital deficit	(105,405)	(128,100)
Total liabilities and capital deficit	$433,828	$360,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30,
	2006	2005
Revenues
Rental revenues	$75,055	$61,797
Equipment sales	5,952	7,031
Parts and service	4,312	3,505
Total revenues	85,319	72,333

Cost of revenues
Cost of equipment sold	4,093	4,737
Depreciation of rental equipment	15,263	12,305
Maintenance of rental equipment	18,956	20,433
Cost of parts and service	2,708	2,121
Total cost of revenues	41,020	39,596
Gross profit	44,299	32,737

Other operating expenses
Selling, general and administrative expenses	20,324	17,160
Other depreciation and amortization	1,525	1,344
Total other operating expenses	21,849	18,504
Income from operations	22,450	14,233

Other expenses
Interest expense	13,449	11,225
Amortization of debt issue costs	546	1,497
Total other expenses	13,995	12,722
Net income	$8,455	$1,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Revenues
Rental revenues	$207,567	$165,866
Equipment sales	27,328	27,683
Parts and service	11,910	9,617
Total revenues	246,805	203,166

Cost of revenues
Cost of equipment sold	19,386	20,394
Depreciation of rental equipment	44,160	34,859
Maintenance of rental equipment	54,857	55,843
Cost of parts and service	7,383	5,733
Total cost of revenues	125,786	116,829
Gross profit	121,019	86,337

Other operating expenses
Selling, general and administrative expenses	56,313	47,224
Other depreciation and amortization	4,411	3,955
Recapitalization expenses	—	21,276
Total other operating expenses	60,724	72,455
Income from operations	60,295	13,882

Other expenses
Interest expense	37,930	21,470
Amortization of debt issue costs	1,500	6,212
Loss on debt extinguishment	—	4,830
Total other expenses	39,430	32,512
Net income (loss)	$20,865	$(18,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities
Net income (loss)	$20,865	$(18,630)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	48,571	38,814
Amortization of debt issue costs	1,500	6,212
Gain on sale of equipment	(7,942)	(7,289)
Provision for bad debt	619	1,761
Stock compensation expense	1,831	—
Stock compensation expense related to redemption of stock options	—	17,951
Loss on debt extinguishment	—	4,830
Provision for hurricane losses	—	750
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,584)	(4,790)
Inventories and other assets	(417)	(8,443)
Accounts payable and accrued expenses	3,908	2,048
Net cash provided by operating activities	65,351	33,214
Cash Flows from Investing Activities
Purchases of rental equipment	(112,769)	(107,233)
Proceeds from sale of equipment	27,328	27,683
Purchases of property and equipment	(8,264)	(6,305)
Cash paid in connection with acquisition, net of cash acquired	(16,887)	—
Net cash used in investing activities	(110,592)	(85,855)
Cash Flows from Financing Activities
Repayment under previously outstanding credit facility	—	(101,502)
Borrowings under credit facility	46,596	105,314
Repayment of term loan	—	(52,384)
Borrowings under bridge loan	—	245,000
Repayment of bridge loan	—	(245,000)
Issuance of 11¼% second priority senior secured notes	—	245,000
Issuance of 13% senior subordinated notes	—	76,818
Redemption of 10¼% senior subordinated notes	—	(76,113)
Redemption of common and preferred stock	—	(203,362)
Redemption of stock options	—	(21,746)
Issuance of Class A common stock	—	97,250
Debt issue costs	(973)	(11,213)
Costs in connection with Recapitalization	—	(5,459)
Net cash provided by financing activities	45,623	52,603
Net increase (decrease) in cash and cash equivalents	382	(38)
Cash and cash equivalents, beginning of period	33	81
Cash and cash equivalents, end of period	$415	$43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

Neff Rental LLC and its wholly-owned subsidiaries (“Neff LLC” or the “Company”) own and operate equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services. The Company is a wholly-owned subsidiary of its parent, Neff Corp.

The accompanying unaudited condensed consolidated financial statements include the accounts of Neff LLC and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto for the year ended December 31, 2005, included in the Financial Statements section of  Amendment No. 5 to the Registration Statement (File No. 333-130841) on Form S-4 filed by the Company with the United States Securities and Exchange Commission (“SEC”) on September 25, 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results which may be reported for the year ending December 31, 2006.

All intercompany transactions and balances have been eliminated in consolidation.

On April 6, 2005, Neff Corp. announced that it and Iron Merger Sub, Inc. (“Iron”), an affiliate of Odyssey Investment Partners, LLC (“Odyssey”), had entered into a recapitalization agreement (the “Recapitalization Agreement”) pursuant to which Iron would be merged with and into Neff Corp., with Neff Corp. surviving the merger. On June 3, 2005, after shareholder approval of the Recapitalization Agreement, Iron merged with and into Neff Corp. (the “Recapitalization”) with Neff Corp. as the surviving entity and a majority-owned subsidiary of Iron Merger Partnership (“Holdings”). Substantially all of Neff Corp.’s stockholders and holders of options to purchase stock received cash in exchange for their shares or for the cancellation of their options. The Recapitalization was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities.  The merger consideration and repayment of previously outstanding indebtedness was funded with the investment by Holdings and certain co-investors of $97.3 million in the common equity capital of Neff Corp., borrowings by Neff Corp. of $78.7 million under a new senior secured credit facility, borrowings by Neff Corp. of $245.0 million under a new senior unsecured bridge loan (the “Bridge Loan”) and the issuance by Neff Corp. of $80.0 million in aggregate principal amount of its 13% senior subordinated notes due 2013 (the “13% Notes”).

In July 2005, Neff Corp. announced a change in its corporate organization and created Neff LLC, a 100% owned subsidiary of Neff Corp., and Neff Finance Corp. (“Neff Finance”), a 100% owned subsidiary of Neff LLC. Neff Finance was created solely to serve as a corporate co-obligor of Neff LLC and has nominal assets and no operations or revenues.

On July 8, 2005, Neff Corp. transferred substantially all of its assets (including all of the capital stock of its operating subsidiary Neff Rental, Inc.) and substantially all of its obligations (including its obligations under its guarantee of Neff Rental, Inc.’s $225.0 million Asset Based Lending credit facility (the “Credit Facility”) and the 13% Notes) to Neff LLC (the “Transfer”).   In addition, on July 8, 2005, Neff LLC issued $245.0 million of its 11¼% second priority senior secured notes due 2012 (the “11¼% Notes”), the proceeds of which were used to repay the Bridge Loan in full. Deferred debt costs of $5.0 million related to the Bridge Loan were fully expensed. The Company recorded approximately $8.1 million in deferred debt costs in connection with the 11¼% Notes.  Contemporaneously, Neff Finance became the co-obligor of all of Neff LLC’s obligations. The Transfer resulted in a continuation by the Company of Neff Corp.’s existing operations with no change in the book basis of assets and liabilities.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1-BASIS OF PRESENTATION (Continued)

For tax periods prior to July 8, 2005, Neff Corp. had significant net operating losses for which there was a valuation allowance recorded. During the periods Neff Corp. had book income, the valuation allowance was released up to the amount of total tax expense that would have been recorded without the release of the valuation allowance resulting in a zero tax provision. Effective July 8, 2005, as a limited liability company with a single owner that has not elected to be taxed as a corporation, the Company is treated as a disregarded entity for federal and state income tax reporting purposes. As a disregarded entity, the Company is not subject to income taxes. Rather, the Company’s income tax basis and results of operations flow through and are included in the tax return of its sole member, Neff Corp. and income taxes are allocated to the Company on a separate return basis. No tax provision was recorded for the three and nine months ending September 30, 2006 as Neff Corp. had sufficient net operating loss carryforwards and accordingly decreased the tax asset valuation allowance.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make  estimates  and assumptions  that affect the reported  amounts of assets and  liabilities and disclosure of contingent assets and liabilities at the date of the  financial  statements  and the  reported  amounts of  revenues  and expenses  during the reporting  period.  The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of the unaudited condensed consolidated financial statements including  the valuation of rental equipment and other long-lived assets, the valuation of accounts receivable and the valuation of deferred tax assets.  Management relies on historical experience and other assumptions believed to be reasonable under the circumstances in making its judgments and estimates. Actual results could differ from those estimates.

Recognition of Revenue

The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is probable.

Rental revenues in the unaudited condensed consolidated statement of operations include revenue earned on equipment rentals and rental equipment pick-up and delivery fees. Revenue earned on equipment rentals is recognized as earned over the contract period which may be daily, weekly or monthly. Revenue earned on rental equipment pick-up and delivery fees is recognized at the time the services are provided.

Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled. Service revenues are recognized at the time the services are provided.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock-based Compensation

Effective June 3, 2005, Neff Corp.’s Board of Directors approved the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan authorized the grant of options to award up to 1,433,000 shares of Neff Corp.’s common stock to employees, employees of subsidiaries, consultants, or independent members of Neff Corp.’s Board of Directors. Options granted may be Incentive Stock Options (“ISOs”) or nonqualified stock options; the options cannot be granted at exercise prices below estimated fair market value at the date of the grant and are exercisable over periods not in excess of 10 years. Payment of the exercise price may be made in the form of cash or, with the consent of the Compensation Committee of the Board of Directors, in the form of mature shares or, except for ISOs, in a cashless manner.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1-BASIS OF PRESENTATION (Continued)

In connection with the Recapitalization, the majority of the options to acquire shares of Neff Corp. stock then outstanding were reacquired and retired by Neff Corp. Following the Recapitalization, previously outstanding and fully vested options of 410,800 of Neff Corp.’s common shares remain outstanding (the “Rollover Options”), exercisable at $0.09 per share, expiring in 2013.  The weighted average exercise price and the weighted average remaining contractual life of options outstanding for the Rollover Options as of September 30, 2006 is  $0.09 and 7 years, respectively.  The aggregate intrinsic value of the Rollover Options outstanding and exercisable as of September 30, 2006 is $21.3 million.

Effective June 3, 2005, Neff Corp. granted options to certain members of Neff Corp.’s management (whose employment was assigned to the Company in connection with the Transfer) to acquire 1,414,306 shares of Neff Corp.’s common stock (the “2005 Options”), exercisable at $8.214 per share (the estimated fair market value at the date of the grant), with 530,364 vesting ratably on December 31, 2005 through December 31, 2008, with the balance vesting in 2013, each subject to accelerated vesting upon achievement of certain earnings based targets. As of December 31, 2005, 353,577 of the 2005 Options had vested. For the nine months ended September 30, 2006, Neff Corp. has estimated that an additional 265,183 of the 2005 Options are expected to vest.

Effective May 22, 2006, Neff granted additional options to certain members of Neff Corp.’s management  to acquire 8,580 shares of Neff Corp’s common stock (the “2006 Options”), exercisable at $52.02 per share (the estimated fair market value at the date of the grant), with 2,145 vesting ratably on December 31, 2006 through December 31, 2009, with the balance vesting in 2014, each subject to the accelerated vesting upon achievement of certain earnings based targets.  For the nine months ended September 30, 2006, Neff Corp. has estimated that 1,225 of the 2006 options are expected to vest.

The weighted average exercise price and the weighted average remaining contractual life of options outstanding under the 2005 Plan as of September 30, 2006 is $8.47 and 9 years, respectively. As of September 30, 2006, Neff Corp. has 1,833,686 options outstanding. None of the Rollover Options or 2005 Plan options have been exercised or forfeited.  The aggregate intrinsic value of vested and exercisable options and expected to vest options outstanding under the 2005 Plan as of September 30, 2006 is $15.5 million and $11.6 million respectively.

As of September 30, 2006 and December 31, 2005, the total compensation cost related to nonvested awards for the 2005 Options not yet recognized totaled approximately $5.4 million and $7.2 million, respectively; that cost is expected to be recognized over a period of 2.25 years and 3 years, respectively.

As of September 30, 2006, the total compensation cost related to nonvested awards for the 2006 Options not yet recognized totaled approximately $0.2 million; that cost is expected to be recognized over a period of 3.25 years.

Prior to January 1, 2006, Neff Corp. accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of Neff Corp.’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment” (“SFAS 123-R”) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods have not been restated.

As a result of adopting SFAS 123-R, the Company’s net income for the nine months ended September 30, 2006, was approximately $1.8 million lower than if it had continued to account for share-based compensation under APB 25. Prior to January 1, 2006, the Company had adopted the pro forma disclosure features of SFAS No. 123,

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1-BASIS OF PRESENTATION (Continued)

“Accounting for Stock- Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the periods shown below (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss) as reported	$1,511	$(18,630)
Add: Stock compensation expense recognized	—	17,951
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(599)	(19,750)
Pro forma net income (loss)	$912	$(20,429)

The fair value of options granted in 2005 and 2006 were estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own fair value. The following weighted average assumptions were used for 2005, expected life of 10 years, interest rate of 4.5%, volatility of 75%, no expected dividends. The estimated per option fair value for options granted in 2005 was $6.69.  The following weighted average assumptions were used for 2006, expected life of 6 years, interest rate of 4.8%, volatility of 43%, no expected dividends. The estimated per option fair value for options granted in 2006 was $20.55.

Segment Reporting

The Company’s operations consist of the rental and sale of equipment, and parts and services in five geographical operating segments. Each of the Company’s regions have been aggregated into one reportable segment because they offer similar products and services in similar markets and have similar economic characteristics. The Company operates primarily in the United States and had minimal international sales for any of the periods presented. No single customer accounted for more than 10% of the Company’s total revenues in any of the periods presented.

Fair Value of Financial Instruments

The fair market value of financial instruments held by the Company are based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement of such financial instruments.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair values of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact, if any, that SFAS 153 will have on the results of operations, financial position or cash flows.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1-BASIS OF PRESENTATION (Continued)

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS 123-R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123-R and certain SEC rules and regulations, as well as providing the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the adoption dates of SFAS 123-R. The new rule allowed companies to implement SFAS 123-R at the beginning of their first fiscal year that begins after June 15, 2005 or December 15, 2005 for small business issuers. The Company adopted the provisions of the statement as of the beginning of its fiscal year ending December 31, 2006 and for future periods. Adoption of the standard may have a material impact on the Company’s results of operations in future periods.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes.  The standard also requires expanded disclosures.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact, if any, that FIN 48 will have on its results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on its results of operations, financial position or cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” (“SAB 108”) This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on its results of operations or financial position.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2-SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$20,684	$12,519

Cash paid for rental equipment additions:
Total fleet additions	$112,125	$117,492
Less amounts included in accounts payable and accrued expenses at September 30,	(2,901)	(13,692)
Add amounts included in accounts payable and accrued expenses at December 31 of prior year	3,545	3,433
Cash payments made for rental equipment additions	$112,769	$107,233

NOTE 3—ACQUISITION

On May 18, 2006, the Company acquired River City Connections, Inc., a rental equipment business with two locations in Sacramento, California, for $16.8 million in cash. The purchase was funded through borrowings on the Credit Facility. The acquired company was immediately merged with and into Valley Rents and Ready Mix, Inc., a Delaware corporation, which remained as the surviving entity and a wholly-owned subsidiary of Neff Rental, Inc.  Valley Rents and Ready Mix, Inc. subsequently became a co-guarantor of the Credit Facility, 11¼% Notes and 13% Notes.

The purchase price of $16.8 million was allocated to the assets acquired, mainly rental equipment, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess purchase price over the fair values of assets acquired and liabilities assumed of $6.6 million was allocated to goodwill.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is tested at least annually for impairment.  The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in these unaudited condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values. As of September 30, 2006, the Company had recorded an additional $0.3 million of goodwill as a result of continued allocation of the purchase price to assets acquired and liabilities assumed.

The results of operations of the acquired business have been included in the Company’s consolidated statements of operations since the acquisition date and did not have a material impact on the Company’s results of operations.  The pro forma results of operations, assuming the acquisition took place at the beginning of the periods presented, were not significantly different from the Company’s reported results of operations.

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 8, 2005, the Company issued the 11¼% Notes, and assumed the obligations of Neff Corp. as issuer of the 13% Notes, due 2013 (collectively, the “Securities”). Neff Finance is the co-issuer of the Securities and Neff Rental, Inc. is a guarantor of the Securities. Both Neff Finance and Neff Rental, Inc. are direct, 100% owned subsidiaries of Neff LLC. The obligations of Neff Finance and Neff Rental, Inc. in respect of the Securities are full and unconditional. The obligations of Neff Finance are joint and several with Neff LLC, and the obligations of Neff Rental, Inc. are joint and several with all future guarantors in respect of the Securities.

The Company conducts substantially all of its business through, and derives all of its income from, its operating subsidiary, Neff Rental, Inc. Therefore, the Company’s ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of its subsidiaries and its ability to receive funds

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

from its subsidiaries through dividend and other payments. Neff Rental, Inc. is subject to various financial and restrictive covenants under its Credit Facility that limit its ability to distribute cash to Neff LLC. However, the Credit Facility expressly allows distributions of cash in connection with regularly scheduled payments of principal and interest and certain other amounts in respect of the Securities.

Neff Finance has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Securities. Its only assets are its nominal capitalization of $1.00, and thus, the Company has not presented separate financial statements and other disclosures concerning Neff Finance.

In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act of 1933, as amended, the following tables present condensed unaudited consolidating financial information of (a) Neff Corp., in its capacity as predecessor to Neff LLC, a co-issuer of the Securities (collectively, the “Parent”) and (b) Neff Rental, Inc. (the “Guarantor Subsidiary”), in its capacity as guarantor of the Securities:

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING

BALANCE SHEET AS OF SEPTEMBER 30, 2006

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
ASSETS
Cash and cash equivalents	$415	$—	$—	$415
Accounts receivable, net	48,766	—	—	48,766
Inventories	1,506	—	—	1,506
Rental equipment, net	336,428	—	—	336,428
Property and equipment, net	21,360	—	—	21,360
(Due to) from affiliates	(239,880)	239,880	—	—
Goodwill	6,914	—	—	6,914
Prepaid expenses and other assets	8,651	(11,987)	21,775	18,439
Total assets	$184,160	$227,893	$21,775	$433,828

LIABILITIES AND CAPITAL DEFICIT
Liabilities
Accounts payable	$4,829	$—	$—	$4,829
Accrued expenses	25,574	11,177	—	36,751
Credit facility	175,532	—	—	175,532
11¼% second priority senior secured notes	—	245,000	—	245,000
13% senior subordinated notes	—	77,121	—	77,121
Total liabilities	205,935	333,298	—	539,233
Capital deficit
Members’ deficit	—	(105,405)	—	(105,405)
Additional paid-in capital	36,279	—	(36,279)	—
Accumulated deficit	(58,054)	—	58,054	—
Total capital deficit	(21,775)	(105,405)	21,775	(105,405)
Total liabilities and capital deficit	$184,160	$227,893	$21,775	$433,828

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING

BALANCE SHEET AS OF DECEMBER 31, 2005

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
ASSETS
Cash and cash equivalents	$33	$—	$—	$33
Accounts receivable, net	44,573	—	—	44,573
Inventories	1,901	—	—	1,901
Rental equipment, net	278,760	—	—	278,760
Property and equipment, net	17,187	—	—	17,187
(Due to) from affiliates	(259,836)	259,836	—	—
Prepaid expenses and other assets	8,260	(64,316)	73,987	17,931
Total assets	$90,878	$195,520	$73,987	$360,385

LIABILITIES AND CAPITAL DEFICIT
Liabilities
Accounts payable	$10,382	$—	$—	$10,382
Accrued expenses	25,548	1,687	—	27,235
Credit facility	128,935	—	—	128,935
11¼% second priority senior secured notes	—	245,000	—	245,000
13% senior subordinated notes	—	76,933	—	76,933
Total liabilities	164,865	323,620	—	488,485
Capital deficit
Members’ deficit	—	(128,100)	—	(128,100)
Additional paid-in capital	34,448	—	(34,448)	—
Accumulated deficit	(108,435)	—	108,435	—
Total capital deficit	(73,987)	(128,100)	73,987	(128,100)
Total liabilities and capital deficit	$90,878	$195,520	$73,987	$360,385

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$75,055	$—	$—	$75,055
Equipment sales	5,952	—	—	5,952
Parts and service	4,312	—	—	4,312
Total revenues	85,319	—	—	85,319

Cost of revenues
Cost of equipment sold	4,093	—	—	4,093
Depreciation of rental equipment	15,263	—	—	15,263
Maintenance of rental equipment	18,956	—	—	18,956
Costs of parts and service	2,708	—	—	2,708
Total cost of revenues	41,020	—	—	41,020
Gross profit	44,299	—	—	44,299

Other operating expenses
Selling, general and administrative expenses	20,324	—	—	20,324
Other depreciation and amortization	1,525	—	—	1,525
Total other operating expenses	21,849	—	—	21,849
Income from operations	22,450	—	—	22,450

Other expenses
Interest expense	3,894	9,555	—	13,449
Amortization of debt issue costs	217	329	—	546
Total other expenses	4,111	9,884	—	13,995
Net income (loss)	$18,339	$(9,884)	$—	$8,455

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$61,797	$—	$—	$61,797
Equipment sales	7,031	—	—	7,031
Parts and service	3,505	—	—	3,505
Total revenues	72,333	—	—	72,333

Cost of revenues
Cost of equipment sold	4,737	—	—	4,737
Depreciation of rental equipment	12,305	—	—	12,305
Maintenance of rental equipment	20,433	—	—	20,433
Costs of parts and service	2,121	—	—	2,121
Total cost of revenues	39,596	—	—	39,596
Gross profit	32,737	—	—	32,737

Other operating expenses
Selling, general and administrative expenses	17,160	—	—	17,160
Other depreciation and amortization	1,344	—	—	1,344
Total other operating expenses	18,504	—	—	18,504
Income from operations	14,233	—	—	14,233

Other expenses
Interest expense	2,150	9,075	—	11,225
Amortization of debt issue costs	189	1,308	—	1,497
Total other expenses	2,339	10,383	—	12,722
Net income (loss)	$11,894	$(10,383)	$—	$1,511

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$207,567	$—	$—	$207,567
Equipment sales	27,328	—	—	27,328
Parts and service	11,910	—	—	11,910
Total revenues	246,805	—	—	246,805

Cost of revenues
Cost of equipment sold	19,386	—	—	19,386
Depreciation of rental equipment	44,160	—	—	44,160
Maintenance of rental equipment	54,857	—	—	54,857
Costs of parts and service	7,383	—	—	7,383
Total cost of revenues	125,786	—	—	125,786
Gross profit	121,019	—	—	121,019

Other operating expenses
Selling, general and administrative expenses	56,313	—	—	56,313
Other depreciation and amortization	4,411	—	—	4,411
Total other operating expenses	60,724	—	—	60,724
Income from operations	60,295	—	—	60,295

Other expenses
Interest expense	9,270	28,660	—	37,930
Amortization of debt issue costs	644	856	—	1,500
Total other expenses	9,914	29,516	—	39,430
Net income (loss)	$50,381	$(29,516)	$—	$20,865

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$165,866	$—	$—	$165,866
Equipment sales	27,683	—	—	27,683
Parts and service	9,617	—	—	9,617
Total revenues	203,166	—	—	203,166

Cost of revenues
Cost of equipment sold	20,394	—	—	20,394
Depreciation of rental equipment	34,859	—	—	34,859
Maintenance of rental equipment	55,843	—	—	55,843
Costs of parts and service	5,733	—	—	5,733
Total cost of revenues	116,829	—	—	116,829
Gross profit	86,337	—	—	86,337

Other operating expenses
Selling, general and administrative expenses	47,224	—	—	47,224
Other depreciation and amortization	3,955	—	—	3,955
Recapitalization expenses	21,276	—	—	21,276
Total other operating expenses	72,455	—	—	72,455
Income from operations	13,882	—	—	13,882

Other expenses
Interest expense	7,423	14,047	—	21,470
Amortization of debt issue costs	850	5,362	—	6,212
Loss on debt extinguishment	842	3,988	—	4,830
Total other expenses	9,115	23,397	—	32,512
Net income (loss)	$4,767	$(23,397)	$—	$(18,630)

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income (loss)	$50,381	$(29,516)	$—	$20,865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	48,571	—	—	48,571
Amortization of debt issue costs	644	856	—	1,500
Gain on sale of equipment	(7,942)	—	—	(7,942)
Provision for bad debt	619	—	—	619
Stock compensation expense	1,831	—	—	1,831
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,584)	—	—	(3,584)
Inventories and other assets	(417)	—	—	(417)
Accounts payable and accrued expenses	(5,580)	9,488	—	3,908
Net cash provided by (used in) operating activities	84,523	(19,172)	—	65,351
Cash Flows from Investing Activities
Purchases of rental equipment	(112,769)	—	—	(112,769)
Proceeds from sale of equipment	27,328	—	—	27,328
Purchases of property and equipment	(8,264)	—	—	(8,264)
Cash paid in connection with acquisition, net of cash acquired	(16,887)	—	—	(16,887)
Net cash used in investing activities	(110,592)	—	—	(110,592)
Cash Flows from Financing Activities
Borrowings under credit facility	46,596	—	—	46,596
Debt issue costs	—	(973)	—	(973)
Due to (from) affiliates	(20,145)	20,145	—	—
Net cash provided by financing activities	26,451	19,172	—	45,623
Net increase in cash and cash equivalents	382	—	—	382
Cash and cash equivalents, beginning of period	33	—	—	33
Cash and cash equivalents, end of period	$415	$—	$—	$415

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income (loss)	$4,767	$(23,397)	$—	$(18,630)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	38,814	—	—	38,814
Amortization of debt issue costs	850	5,362	—	6,212
Gain on sale of equipment	(7,289)	—	—	(7,289)
Provision for bad debt	1,761	—	—	1,761
Stock compensation expense related to redemption of stock options	17,951	—	—	17,951
Loss on debt extinguishment	842	3,988	—	4,830
Provision for hurricane losses	750	—	—	750
Changes in operating assets and liabilities:
Accounts receivable	(4,790)	—	—	(4,790)
Inventories and other assets	(8,443)	—	—	(8,443)
Accounts payable and accrued expenses	2,048		—	2,048
Net cash provided by (used in) operating activities	47,261	(14,047)	—	33,214
Cash Flows from Investing Activities
Purchases of rental equipment	(107,233)	—	—	(107,233)
Proceeds from sale of equipment	27,683	—	—	27,683
Purchases of property and equipment	(6,305)	—	—	(6,305)
Net cash used in investing activities	(85,855)	—	—	(85,855)
Cash Flows from Financing Activities
Repayment under credit facility	(101,502)	—	—	(101,502)
Borrowings under new credit facility	105,314	—	—	105,314
Repayment of term loan	—	(52,384)	—	(52,384)
Borrowings under bridge loan	—	245,000	—	245,000
Repayments under bridge loan	—	(245,000)	—	(245,000)
Issuance of 11¼% second priority senior secured notes	—	245,000	—	245,000
Issuance of 13% senior subordinated notes	—	76,818	—	76,818
Redemption of 10¼% senior subordinated notes	—	(76,113)	—	(76,113)
Redemption of common and preferred stock	—	(203,362)	—	(203,362)
Redemption of stock options	—	(21,746)	—	(21,746)
Issuance of Class A common stock	—	97,250	—	97,250
Debt issue costs	—	(11,213)	—	(11,213)
Costs in connection with Recapitalization	—	(5,459)	—	(5,459)
Due to (from) affiliates	34,744	(34,744)	—	—
Net cash provided by financing activities	38,556	14,047	—	52,603
Net decrease in cash and cash equivalents	(38)	—	—	(38)
Cash and cash equivalents, beginning of period	81	—	—	81
Cash and cash equivalents, end of period	$43	$—	$—	$43

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this section to “us” or “we” refer to Neff Rental LLC (“Neff LLC”) and its wholly-owned subsidiaries.

Recapitalization and Corporate Reorganization

On June 3, 2005, the transactions contemplated by the Recapitalization Agreement between Neff Corp. and Iron Merger Sub, Inc. (“Iron”) were consummated. Iron was a newly formed Delaware corporation and wholly-owned subsidiary of Iron Merger Partnership (“Holdings”). Holdings is a Delaware general partnership, the partners of which are affiliates of Odyssey Investment Partners, LLC (“Odyssey”). Under the Recapitalization Agreement, Iron merged with and into Neff Corp., and Neff Corp. remained as the surviving entity and a majority-owned subsidiary of Holdings. All of the equity capital in Holdings is owned by Odyssey. Substantially all of Neff Corp.’s former stockholders and holders of options to purchase Class A common stock received cash in exchange for their shares or for the cancellation of certain options.

The total purchase price related to the Recapitalization was approximately $240.5 million (or $8.214 per share of our common stock). The merger consideration and the repayment of previously outstanding indebtedness were funded with the proceeds from:

•                  the investment by Holdings and certain co-investors in Iron and the subsequent contribution of the cash proceeds from such investment through the merger of Iron into Neff Corp.;

•                  borrowings under a $245.0 million bridge facility (the “Bridge Loan”);

•                  the issuance by Neff Corp. of $80.0 million in aggregate principal amount of 13% senior subordinated notes (the “13% Notes”); and

•                  borrowings under a $225.0 million Asset Based Lending credit facility (the “Credit Facility”).

On July 8, 2005, we repaid the amounts outstanding under the Bridge Loan from our issuance of $245.0 million aggregate principal amount of our 11¼% second priority senior secured notes (the “11¼ Notes”).

Concurrently with the completion of the offering of the 11¼% Notes, we chose to modify our corporate organization. In the reorganization, Neff Corp. transferred substantially all of its assets (including all of the capital stock of its operating subsidiary, Neff Rental, Inc.) and substantially all of its obligations (including its obligations under its guarantee of the Credit Facility and the 13% Notes) to Neff LLC. Contemporaneously, Neff Finance Corp. (“Neff Finance”), became a co-obligor of all of Neff LLC’s obligations under the 13% Notes and a guarantor of the Credit Facility. Neff Finance was created solely to serve as a corporate co-obligor on the obligations of Neff LLC, and Neff Finance has and will continue to have nominal assets and no operations or revenues. As a result of the corporate reorganization, Neff LLC assumed and succeeded to substantially all of Neff Corp.’s assets and liabilities, and Neff Corp. was released from all of its obligations under the Credit Facility and the 13% Notes. In connection with the reorganization, we amended certain terms of the 13% Notes and Neff LLC became, along with Neff Finance, the issuers of the 13% Notes. As a result of the reorganization, Neff Corp. is not subject to any of the restrictive covenants in the credit agreement governing the Credit Facility or the indentures governing the 11¼% Notes and the 13% Notes.

We refer to the transactions contemplated by the Recapitalization Agreement and the corporate reorganization as the “Transactions.”

Overview

We are one of the largest equipment rental companies in the United States. We have 65 branches located primarily in the sunbelt states, and we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment. In addition to our rental business, we sell our used rental equipment, new equipment, parts and other supplies and provide maintenance, repair and other services that supplement our rental activities.

Our revenues are affected primarily by the rental rates we can charge for our equipment, the amount of rental fleet we have available for rent and the general economic conditions in the geographic regions in which we operate, particularly conditions affecting the non-residential construction industry.

We divide our total revenues into the following three categories:

•                  Rental revenues.  This category includes rental revenues and related revenues such as the fees we charge for the pickup and delivery of equipment, damage waivers and other surcharges.

•                  Equipment sales.  This category includes revenues from the sale of our used rental equipment as well as sales of new equipment to our customers.

•                  Parts and service.  This category includes revenues from customers for the repair of damaged rental equipment and fuel as well as from the sale of complementary parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales business.

Revenues

Our rental revenues are affected by several factors including the amount and quality of our equipment available for rent, rental rates, the mix and the amount of equipment. Our revenues are also affected by weather as well as general economic conditions, in particular, conditions affecting the non-residential construction industry.

Revenues from the sale of used and new equipment are affected by price, general economic conditions, the amount and type of equipment available in the marketplace and the condition and age of the equipment. Parts and service revenues, including the sale of parts, supplies and maintenance and repair services, are affected by the amount of rental activity, prices we are able to charge, service volumes and general economic activity.

Dollar Utilization

One of the performance measures that we use to analyze our operating performance is “dollar utilization.” Dollar utilization for any period is the ratio, expressed as a percentage, of our “net rental revenues” generated from our rental fleet, divided by the “average monthly original cost” of our rental fleet, including both owned and leased equipment, during such period. Net rental revenues generated from our rental fleet are calculated as total rental revenues less rental revenues from the rental of equipment that we rent from third parties and then “re-rent” to our customers, which we refer to as “re-rent revenue.” Monthly original cost for each month is calculated as the average of the original cost of our rental fleet, including cost of equipment under lease, on the first and last day of that month.

Management uses dollar utilization to measure the interaction of changes in our rental rates, the mix of equipment on rent and the percentage of equipment on rent, each of which affects our equipment rental revenues. However, dollar utilization is a statistic that is not financial in nature or a measure of performance or liquidity in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, while management believes dollar utilization provides useful additional information about our business, dollar utilization should not be considered in isolation or as a substitute for comparable U.S. GAAP financial measures. In addition, our presentation of dollar utilization may not be directly comparable to that of other companies in our industry.

As illustrated in the table below, dollar utilization for the three months ended September 30, 2006 and 2005, was 55.0% and 54.0%, respectively, and for the nine months ended September 30, 2006 and 2005 was 53.2% and 50.6%, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total rental revenues	$75,055	$61,797	$207,567	$165,866
Re-rent revenues	(1,696)	(1,732)	(4,610)	(4,772)
Net rental revenues(a)	$73,359	$60,065	$202,957	$161,094

Average monthly original cost(b)(c)	$533,723	$444,791	$508,824	$426,865
Dollar utilization(d)	55.0%	54.0%	53.2%	50.6%

(a)          Amounts are annualized when determining dollar utilization for periods of less than 12 months. Accordingly, annualized net rental revenues for the three months ended September 30, 2006 and 2005 are $293,436 and $240,260, respectively, and for the nine months ended September 30, 2006 and 2005 are $270,609 and $215,899, respectively.

(b)         Average monthly original cost includes the cost of equipment held in the rental fleet under operating leases.

(c)          Average monthly original cost for each period is presented as the average of the monthly original cost computations for each of the months in the periods presented.

(d)         Dollar utilization is calculated as net rental revenues divided by average monthly original cost.

Cost of Revenues

Our cost of revenues consist primarily of the following:

•                  depreciation costs relating to our rental equipment;

•                  the cost of repairing and maintaining our rental equipment, including parts and supplies, outside repairs, operating lease payments, personnel costs and casualty insurance premiums and claims expense; and

•                  the net book value of the items we sell, including new and used equipment and parts, and costs to provide services.

Operating Expenses

Operating expenses include all selling, general and administrative expenses and other amortization and depreciation. Selling, general and administrative expenses include sales force compensation, managerial and administrative payroll, marketing costs, professional fees, telecommunication costs, facility costs and taxes. Other amortization and depreciation primarily consists of depreciation of non-rental fleet equipment such as delivery vehicles, sales vehicles, leasehold improvements and office equipment.

Business Cycles and Seasonality

Our operating results are subject to annual and seasonal fluctuations resulting from a variety of factors, including overall economic conditions and construction activity in the geographic regions we serve. These factors include increases in the competitive supply of rental equipment, the number of our significant competitors and seasonal rental patterns resulting in lower rental activity by our customers during the winter. Thus, the results of any period are not necessarily indicative of the results that may be expected from any other period.

Capital Expenditures and Fleet Age

Our business is capital intensive. We own a substantial percentage of the equipment we rent to our customers. In 2005, we significantly increased this percentage as we continued our program of replacing equipment that we lease with purchased equipment. We expect the amount of equipment we purchase to continue to be significant as we replace aging equipment and expand the amount of the rental fleet at our existing branch locations. Historically, we have financed our equipment primarily through cash from operations, net proceeds from the sale of our used rental equipment, operating leases and borrowings under our existing credit facilities and other long-term debt.

Current Business Environment and Outlook

We operate in a competitive and capital-intensive business environment. The participants in our industry consist of national, regional and local rental companies, certain original equipment manufacturers and their dealers and national home improvement store chains. The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the non-residential construction industry in particular. According to the U.S. Department of Commerce, spending on private, non-residential construction declined approximately 20% from 2001 through the first half of 2003. During this period, the equipment rental industry contracted primarily due to declining rates for the rental of equipment due to an oversupply of rental equipment in the marketplace and to lower demand for rental equipment. Beginning in the second half of 2003 and continuing through the present, the non-residential construction market has begun to rebound which in turn has had a positive impact on the equipment rental industry. We believe that the rental industry will continue to benefit from improving macroeconomic and non-residential construction industry conditions. McGraw-Hill Construction predicts that total U.S. non-residential construction spending will grow by 7.8% and 5.8% in 2006 and 2007, respectively. We believe that these trends should continue to support increased rental demand and will result in continued improvement in our business for the foreseeable future. However, these macroeconomic factors are outside of our control, and we cannot assure you that the improvement in our operating results that we have experienced will continue in future periods.

One of our responses to the contraction in the rental industry during the period from 2001 through the first half of 2003 was to reduce our capital investment in our rental fleet. However, as rental industry conditions and our operating results improved we increased our capital investment in our rental fleet. In 2004, our capital expenditures primarily related to the replacement of older equipment in our rental fleet with new equipment. In 2005, we significantly increased capital expenditures from 2004 levels. This increase was mainly attributable to three factors. First, we expanded the amount of the rental fleet in our existing branch locations to capitalize on additional demand for rental equipment. Second, we accelerated our program of replacing leased equipment with purchased equipment. Third, we purchased a significant amount of fleet for existing locations in our Central Region in response to increased demand for such fleet in the period after Hurricane Katrina, which struck the Louisiana coast on August 29, 2005. The impact of Hurricane Katrina also affected our business in other ways. See “Hurricane Impact.” We currently expect capital expenditures to decrease in the fourth quarter of 2006 as substantially all 2006 plan expenditures have been made, and we expect to sell more equipment than we purchase.

Overall, the rental industry has benefited from the above mentioned growth in non-residential construction and a decrease in excess available rental equipment. These factors, along with management initiatives focused on increasing rental rates, have led to strong year-over-year increases in rental rates and rental revenues for the past 14 quarters. A large proportion of our costs are fixed and, as a result, there is a strong correlation between an increase or decrease in our rental revenues and an increase or decrease in our profitability. Thus, the recent increases in rental revenues have led to a significant improvement in our income from operations. We believe that we will continue to benefit from the operating leverage afforded us by the fixed cost nature of our cost structure to the extent we are able to continue to grow our revenues due to anticipated increases in rental rates and the amount of equipment we are able to rent to customers.

Hurricane Impact

Hurricane Katrina struck the Louisiana coast on August 29, 2005, and caused severe flood damage to New Orleans and large parts of the surrounding coastal area. The hurricane destroyed two of the Company’s satellite locations that were used to store equipment prior to deployment in the Gulf of Mexico for rental to oil field maintenance contractors.

Insurance covered the repair or replacement of our assets that suffered loss or damages. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Based on current estimates, the Company expects to recover a portion of its hurricane losses from insurance coverage.

We recorded the following reserves as of December 31, 2005 as a result of this storm (in thousands):

Rental equipment damaged or destroyed	$643
Repairs to facilities	407
Insurance recovery	(300)

Net impact of hurricane recorded in selling, general and administrative expenses	$750

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP. Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may vary from these estimates. Our most significant areas of estimates include the valuation of rental equipment and other long-lived assets, the valuation of accounts receivable and the valuation of deferred tax assets. We believe that the following discussion represents our critical accounting policies.

Revenue Recognition

Rental contracts are structured as operating leases entered into at the time our customer takes delivery of the equipment and revenues are recognized as they are earned over the rental period. As a result of our billing and rental cycles, there are a certain number of rental contracts entered into during a reporting period that are not billed to customers by the end of such reporting period. We identify each rental contract that has not been billed at the end of such period and calculate and record the corresponding amount of revenue to the reporting period in which the contract was entered into.

Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled. Service revenues are recognized at the time the services are provided.

Useful Lives and Salvage Value of Rental Equipment

Rental equipment is stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the related equipment (generally two to seven years with estimated 10-20% residual values). Routine repairs and maintenance are expensed as incurred; improvements are capitalized at cost.

We routinely review the assumptions utilized in computing rates of depreciation of our rental equipment. Changes to the assumptions (such as the length of service lives and/or the amount of residual values) are made when, in the opinion of management, such changes are necessary to more appropriately allocate asset costs to operations over the service life of the assets. Management utilizes, among other factors, historical experience and industry comparisons in determining the propriety of any such changes. We may be required to change these estimates based on changes in our industry, end-markets or other circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Betterment of Assets

We charge ordinary maintenance and repair costs, such as repair costs related to equipment damage caused by a customer and preventive maintenance, to operations as incurred. Costs incurred to extend the useful life, increase efficiency or increase capacity of rental equipment are capitalized and include rebuilding tracks and undercarriages, filling pneumatic tires with foam, adding truck bodies to bare chassis and installing safety devices.

Valuation of Long-Lived Assets

We review the valuation of our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows we believe the assets are expected to generate. An impairment loss is recognized when these estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, revenue and costs, as well as the expected periods the assets will be utilized. These estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, our business prospects or other circumstances. If these estimates change in the future, we may be required to recognize write-downs of our long-lived assets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized at cost. Repairs and maintenance are expensed as incurred.

The capitalized cost of equipment and vehicles under capital leases is amortized over the shorter of the lease term or the asset’s estimated useful life, and is included in other depreciation and amortization expense in the consolidated statements of operations.

Income Taxes

We have recorded a deferred tax asset of approximately $9.0 million at September 30, 2006, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and any such changes could be material. We did not record a provision for income taxes or a tax benefit for the three or nine months ended September 30, 2006.  As of September 30, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $135.4 million expiring through 2025.

Valuation of Accounts Receivable

We evaluate the collectibility of our receivables based on a combination of factors. We regularly analyze our customer accounts. When we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, we may determine that an increase to the allowance is required. Additionally, if actual collections of accounts receivable differ from the estimates we used to determine our allowance, we will increase or decrease, as applicable, the allowance through charges or credits to selling, general and administrative expenses in the consolidated statement of operations for the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required.

Reserve for Claims

We are exposed to various claims relating to our business. These may include claims relating to motor vehicle accidents involving our delivery and service personnel, employment related claims and claims relating to personal injury or death caused by equipment rented or sold. We establish reserves for reported claims that are asserted against us and the claims that we believe have been incurred but not reported. These reserves reflect our estimates of the amounts that we will be required to pay in connection with these claims, net of insurance recoveries. Our estimate of reserves is based on an actuarial reserve analysis that takes into consideration the probability of losses and our historical payment experience related to claims settlements. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Accordingly, we may increase or decrease our reserves for claims, and such changes could be significant.

Results of Operations

Three months ended September 30, 2006 Compared with Three months ended September 30, 2005

The following table illustrates our operating activity for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005	Change
	(dollars in thousands)

Revenues
Rental revenues	$75,055	$61,797	21.5%
Equipment sales	5,952	7,031	(15.4)
Parts and service	4,312	3,505	23.0
Total revenues	85,319	72,333	18.0

Cost of revenues
Cost of equipment sold	4,093	4,737	(13.6)
Depreciation of rental equipment	15,263	12,305	24.0
Maintenance of rental equipment	18,956	20,433	(7.2)
Costs of parts and service	2,708	2,121	27.7
Total cost of revenues	41,020	39,596	3.6
Gross profit	44,299	32,737	35.3

Other operating expenses
Selling, general and administrative expenses	20,324	17,160	18.4
Other depreciation and amortization	1,525	1,344	13.5
Total other operating expenses	21,849	18,504	18.1
Income from operations	22,450	14,233	57.7

Other expenses
Interest expense	13,449	11,225	19.8
Other non-operating expense, net	546	1,497	(63.5)
Total other expenses	13,995	12,722	10.0
Net income	$8,455	$1,511	459.6

Total Revenues. Total revenues for the three months ended September 30, 2006 increased 18.0% to $85.3 million from $72.3 million for the three months ended September 30, 2005. The components of our revenues are discussed below:

Rental Revenues. Rental revenues for the three months ended September 30, 2006 increased 21.5% to $75.1 million from $61.8 million for the three months ended September 30, 2005. The increase in rental revenues was primarily due to increases in rental rates and the size of our rental fleet. For the three months ended September 30, 2006, we estimate that our rental rates increased 6.6% as a result of the improved conditions in the non-residential construction industry. The increase in rental rates led to an increase in dollar utilization to 55.0% for the three months ended September 30, 2006 from 54.0% for the three months ended September 30, 2005. As of September 30, 2006, our average rental fleet value at original cost, including cost of equipment under lease, increased to $533.7 million from $444.8 million as of September 30, 2005. Total rental revenues at locations open for more than one year increased 21.5% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  Rental revenues increased to 88.0% of total revenues for the three months ended September 30, 2006 from 85.4% of total revenues for the three months ended September 30, 2005.

Equipment Sales. Equipment sales revenue for the three months ended September 30, 2006 decreased 15.4% to $6.0 million from $7.0 million for the three months ended September 30, 2005. The decrease in equipment sales is due to the decision by management to sell less equipment during the period.  Equipment sales decreased to 7.0% of total revenues for the three months ended September 30, 2006 from 9.7% of total revenues for the three months ended September 30, 2005.

Parts and Service. Revenues from the sales of parts and service for the three months ended September 30, 2006 increased 23.0% to $4.3 million from $3.5 million for the three months ended September 30, 2005. The increase in parts and service revenue was primarily due to the general increase in rental activity during the quarter.  Parts and service revenue increased slightly to 5.1% of total revenues for the three months ended September 30, 2006 from 4.9% of total revenues for the three months ended September 30, 2005.

Cost of Equipment Sold. Costs associated with the sale of rental equipment decreased 13.6% to $4.1 million for the three months ended September 30, 2006 from $4.7 million for the three months ended September 30, 2005, primarily as a result of the decrease in the amount of equipment sales.

Depreciation of Rental Equipment. Depreciation of rental equipment for the three months ended September 30, 2006 increased 24.0% to $15.3 million from $12.3 million for the three months ended September 30, 2005. The increased depreciation expense of rental equipment is primarily due to the increase in size of our rental fleet in addition to our decision to replace certain of our rental fleet previously held on operating leases with owned fleet.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 7.2% to $19.0 million for the three months ended September 30, 2006 from $20.4 million for the three months ended September 30, 2005, primarily due to a decrease in operating lease expenses due to our decision to replace certain of our rental fleet previously held on operating leases with owned fleet.

Cost of Parts and Service. Costs associated with our parts and service revenues increased 27.7% to $2.7 million for the three months ended September 30, 2006 from $2.1 million for the three months ended September 30, 2005, primarily as a result of increased volume of parts and service revenue.

Gross Profit. Gross profit for the three months ended September 30, 2006 increased 35.3% to $44.3 million or 51.9% of total revenues from $32.7 million or 45.3% of total revenues for the three months ended September 30, 2005. The increase in gross profit was primarily due to an increase in rental revenue gross profit of $11.8 million resulting from an increase in rental revenue and a decrease in maintenance of rental equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 increased 18.4% to $20.3 million from $17.2 million for the three months ended September 30, 2005. The increase in selling, general and administrative expenses is primarily due to increased payroll and payroll related expenses as a result of increases in salaries and incentive compensation. Selling, general and administrative expenses increased slightly to 23.8% of total revenues for the three months ended September 30, 2006 from 23.7% of total revenues for the three months ended September 30, 2005.

Other Depreciation and Amortization. Other depreciation and amortization expense (which relates to non-rental equipment) for the three months ended September 30, 2006 increased 13.5% to $1.5 million from $1.3 million for the three months ended September 30, 2005. The increase is due to increased levels of property and equipment.

Income from Operations. Income from operations for the three months ended September 30, 2006 increased 57.7% to $22.5 million from $14.2 million for the three months ended September 30, 2005, primarily as a result of the foregoing reasons.  Income from operations increased to 26.3% of total revenues for the three months ended September 30, 2006 from 19.7% of total revenues for the three months ended September 30, 2005.

Interest Expense. Interest expense for the three months ended September 30, 2006 increased 19.8% to $13.5 million from $11.2 million for the three months ended September 30, 2005. The increase is primarily due to increased borrowings to fund the acquisition of River City Connections, Inc. (“Valley Rents”), and the increase in rental fleet, as well as higher interest rates on those borrowings.

Other non-operating expense, net. Other non-operating expense, net represents amortization of debt issuance costs.  Other non-operating expense, net for the three months ended September 30, 2006 decreased 63.5% to $0.6 million from $1.5 million for the three months ended September 30, 2005.  For the three months ended September 30, 2005 amortization of debt issue costs totaled $1.5 million as a result of the repayment of the Bridge Loan.  The three months ended September 30, 2006 included $0.6 million in amortization of debt issue costs.

Net Income. For the reasons described above, net income for the three months ended September 30, 2006 increased 459.6% to $8.5 million from $1.5 million for the three months ended September 30, 2005.

Nine months ended September 30, 2006 Compared with Nine months ended September 30, 2005

The following table illustrates our operating activity for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
	2006	2005	Change
	(dollars in thousands)

Revenues
Rental revenues	$207,567	$165,866	25.1%
Equipment sales	27,328	27,683	(1.3)
Parts and service	11,910	9,617	23.8
Total revenues	246,805	203,166	21.5

Cost of revenues
Cost of equipment sold	19,386	20,394	(4.9)
Depreciation of rental equipment	44,160	34,859	26.7
Maintenance of rental equipment	54,857	55,843	(1.8)
Costs of parts and service	7,383	5,733	28.8
Total cost of revenues	125,786	116,829	7.7
Gross profit	121,019	86,337	40.2

Other operating expenses
Selling, general and administrative expenses	56,313	47,224	19.3
Other depreciation and amortization	4,411	3,955	11.5
Recapitalization expenses	—	21,276	n/m
Total other operating expenses	60,724	72,455	(16.2)
Income from operations	60,295	13,882	334.3

Other expenses
Interest expense	37,930	21,470	76.7
Other non-operating expense, net	1,500	11,042	(86.4)
Total other expenses	39,430	32,512	21.3
Net income (loss)	$20,865	$(18,630)	n/m

n/m - means the percentage change is not meaningful.

Total Revenues. Total revenues for the nine months ended September 30, 2006 increased 21.5% to $246.8 million from $203.2 million for the nine months ended September 30, 2005. The components of our revenues are discussed below:

Rental Revenues. Rental revenues for the nine months ended September 30, 2006 increased 25.1% to $207.6 million from $165.9 million for the nine months ended September 30, 2005. The increase in rental revenues was primarily due to increases in rental rates and in the size of our rental fleet. For the nine months ended September 30, 2006, we estimate that our rental rates increased 7.7% as a result of the improved conditions in the non-residential construction industry. The increase in rental rates led to an increase in dollar utilization to 53.2% for the nine months ended September 30, 2006 from 50.6% for the nine months ended September 30, 2005. As of September 30, 2006, our average rental fleet value at original cost, including cost of equipment under lease, increased to $508.8 million from $426.9 million as of September 30, 2005. Total rental revenues at locations open for more than one year increased 25.1% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  Rental revenues increased to 84.1% of total revenues for the nine months ended September 30, 2006 from 81.6% of total revenues for the nine months ended September 30, 2005.

Equipment Sales. Equipment sales revenue for the nine months ended September 30, 2006 decreased 1.3% to $27.3 million from $27.7 million for the nine months ended September 30, 2005. The decrease in equipment sales was due to periodic decisions by management based on demand for used equipment.  Equipment sales decreased to 11.1% of total revenues for the nine months ended September 30, 2006 from 13.6% of total revenues for the nine months ended September 30, 2005.

Parts and Service. Revenues from the sales of parts and service for the nine months ended September 30, 2006 increased 23.8% to $11.9 million from $9.6 million for the nine months ended September 30, 2005. The increase in parts and service revenue was primarily due to the general increase in rental activity during the period.  Parts and service revenues were 4.8% of total revenues for the nine months ended September 30, 2006 compared to 4.7% of total revenues for the nine months ended September 30, 2005.

Cost of Equipment Sold. Costs associated with the sale of rental equipment decreased 4.9% to $19.4 million for the nine months ended September 30, 2006 from $20.4 million for the nine months ended September 30, 2005, primarily as a result of a decrease in the amount of used equipment sold.

Depreciation of Rental Equipment. Depreciation of rental equipment for the nine months ended September 30, 2006 increased 26.7% to $44.2 million from $34.9 million for the nine months ended September 30, 2005. The increased depreciation expense of rental equipment is primarily due to the increase in size of our rental fleet in addition to our decision to replace certain of our rental fleet previously held on operating leases with owned fleet.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 1.8% to $54.9 million for the nine months ended September 30, 2006 from $55.8 million for the nine months ended September 30, 2005, primarily due to decreased operating lease expenses due to our decision to replace certain of our rental fleet previously held on operating leases with owned fleet.

Cost of Parts and Service. Costs associated with generating our parts and service revenues increased 28.8% to $7.4 million for the nine months ended September 30, 2006 from $5.7 million for the nine months ended September 30, 2005, primarily as a result of increased volume of parts and service revenue.

Gross Profit. Gross profit for the nine months ended September 30, 2006 increased 40.2% to $121.0 million or 49.0% of total revenues from $86.3 million or 42.5% of total revenues for the nine months ended September 30, 2005. The increase in gross profit was primarily due to an increase in rental revenue gross profit of $33.4 million resulting from an increase in rental revenues and a decrease in maintenance of rental equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased 19.3% to $56.3 million from $47.2 million for the nine months ended September 30, 2005. The increase in selling, general and administrative expenses is primarily due to increased payroll and payroll related expenses as a result of increases in salaries and incentive compensation. Selling, general and administrative expenses decreased to 22.8% of total revenues for the nine months ended September 30, 2006 from 23.2% of total revenues for the nine months ended September 30, 2005.

Other Depreciation and Amortization. Other depreciation and amortization expense (which relates to non-rental equipment) for the nine months ended September 30, 2006 increased 11.5% to $4.4 million from $4.0 million for the nine months ended September 30, 2005. The increase is due to increased levels of property and equipment.

Recapitalization Expenses. Recapitalization expenses for the nine months ended September 30, 2005 were comprised of $3.4 million of non-recurring compensation and $17.9 million of stock compensation expense incurred as a result of the Recapitalization during the nine months ended September 30, 2005. There are no recapitalization expenses in 2006.

Income from Operations. Income from operations for the nine months ended September 30, 2006 increased 334.3% to $60.3 million from $13.9 million for the nine months ended September 30, 2005, primarily as a result of the foregoing reasons.  Income from operations increased to 24.4% of total revenues for the nine months ended September 30, 2006 from 6.8% of total revenues for the nine months ended September 30, 2005.

Interest Expense. Interest expense for the nine months ended September 30, 2006 increased 76.7% to $37.9 million from $21.5 million for the nine months ended September 30, 2005. The increase is primarily due to increased borrowings to fund the Recapitalization, the acquisition of Valley Rents, the increase in rental fleet and higher interest rates on those borrowings.

Other non-operating expense, net. Other non-operating expense, net represents amortization of debt issuance costs and loss on debt extinguishment.  Other non-operating expense, net for the nine months ended September 30, 2006 decreased 86.4% to $1.5 million from $11.0 million for the nine months ended September 30, 2005.  For the nine months ended September 30, 2005 amortization of debt issue costs totaled $6.2 million and loss on debt extinguishment was $4.8 million as a result of the Recapitalization and the repayment of the Bridge Loan.  The nine months ended September 30, 2006 included $1.5 million in amortization of debt issue costs.

Net Income. For the reasons described above, net income for the nine months ended September 30, 2006 increased to $20.9 million from a net loss of $18.6 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, our operating activities provided net cash flow of $65.4 million as compared to $33.2 million for the nine months ended September 30, 2005. The increase is attributable primarily to increased net income.

Cash used in investing activities was $110.6 million for the nine months ended September 30, 2006 as compared to $85.9 million for the nine months ended September 30, 2005. The increase in cash used in investing activities was primarily due to increased purchases of rental equipment in order to expand the size of our rental fleet and cash paid for the Valley Rents acquisition. We received cash proceeds from the sale of equipment assets of $27.3 million for the nine months ended September 30, 2006 and $27.7 million for the nine months ended September 30, 2005.

Net cash provided by financing activities was $45.6 million for the nine months ended September 30, 2006 as compared to $52.6 million for the nine months ended September 30, 2005. The change in cash from financing activities was primarily due to financing activity related to the Recapitalization, the acquisition of Valley Rents and the expansion of our rental fleet.

Our primary sources of liquidity continue to be cash flow from operations and borrowings under the Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

We incurred substantial indebtedness in connection with the Transactions. As part of the Transactions, Neff Corp. borrowed $245.0 million under the Bridge Loan (which amounts we repaid in full with the proceeds from the issuance of $245.0 million in aggregate principal amount of the 11¼% Notes), issued $80.0 million in aggregate principal amount of the 13% Notes and entered into the Credit Facility, which provides for aggregate borrowings of up to $225.0 million, subject to a borrowing base availability formula.  As of September 30, 2006, borrowings under the Credit Facility totaled $175.5 million and $40.6 million was available for additional borrowings.  The Credit Facility extends to 2010.

The Credit Facility contains various restrictive covenants. It limits us from prepaying other indebtedness, including the exchange notes, and it requires us to obtain rental equipment appraisals on a quarterly basis. In addition, the Credit Facility restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the Securities, among other things and subject to certain exceptions: (i) limit our ability and the ability of our subsidiary to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (ii) place restrictions on our ability and the ability of our subsidiary to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment” (“SFAS 123-R”). The provisions of the new standard were scheduled to go into effect for all interim or annual periods beginning after June 15, 2005. SFAS 123-R requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect estimated forfeitures and the outcome of certain other conditions. The fair value is generally not remeasured, except in limited circumstances, or if the award is subsequently modified. The statement requires us to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This changed current practice, as, upon adoption, we ceased using the “intrinsic value” method of accounting, currently permitted by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) that resulted in no expense for all of Neff Corp.’s stock option awards.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair values of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. We are currently assessing the impact, if any, that SFAS 153 will have on our results of operations, financial position or cash flows.

In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS 123-R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123-R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the adoption dates of SFAS 123-R. The new rule allows companies to implement SFAS 123-R at the beginning of their first fiscal year that begins after June 15, 2005 or December 15, 2005 for small business issuers. We adopted the provisions of the statement as of the beginning of our fiscal year ending December 31, 2006 and for future periods. Adoption of the standard may have a material impact on the results of operations in future periods.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes.  The standard also requires expanded disclosures.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact, if any, that FIN 48 will have on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact, if any, that SAB 108 may have on our results of operations or financial position.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•                  cyclicality or seasonality affecting our or our customers’ industries;

•                  a significant decline in non-residential construction and industrial spending;

•                  competitive factors in the industries in which we operate;

•                  a significant increase in the costs associated with our equipment fleet, including the cost of new equipment and the cost of maintenance of existing equipment, as well as the timing of capital expenditures;

•                  exposure to liability claims which may exceed the level of our insurance or not be covered at all;

•                  environmental and occupational health and safety regulations;

•                  the termination of one or more relationships with our suppliers;

•                  our reliance on complex information systems;

•                  our inability to obtain additional capital as required;

•                  the loss of key members of our senior management team;

•                  our inability to make timely deliveries to our customers;

•                  the costs associated with the requirements of being a reporting company under the Securities Exchange Act of 1934;

•                  conflicts between the interests of our financial sponsor, which has the power to control our affairs and policies, and the interests of the holders of the Securities, such as the pursuit of acquisitions that could enhance the equity investments of our sponsor but involve risk to the holders of the Securities as our creditors;

•                  our substantial indebtedness; and

•                  our ability to identify and consummate acquisitions and to integrate any acquired business.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see the Risk Factors section in our Registration Statement on Form S-4 (File No. 333-130841), Amendment No. 5, filed with the SEC on September 25, 2006.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates increase. The fair value of the Credit Facility is assumed to be equal to its carrying value, as interest rates approximate market rates. As of September 30, 2006, the 11¼% Notes had a face value of $245.0 million and an estimated fair value of $263.7 million, based on quoted market prices. The estimated fair value of the 13% Notes as of September 30, 2006 was $77.1 million, which approximates the carrying value. As of September 30, 2006, the 13% Notes were recorded net of $2.9 million of unamortized discount.

At September 30, 2006, we had fixed rate debt of $322.1 million and variable rate debt of $175.5 million. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $14.0 million and increase annual interest expense for our variable rate debt by approximately $1.8 million.

Item 4.  Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2006, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chef Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

(b)           Changes in internal controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material changes with respect to this item from the disclosures included in our Registration Statement on Form S-4 (File No. 333-130841), Amendment No. 5, filed with the SEC on September 25, 2006.

Item 1A.  Risk Factors

There have been no material changes with respect to this item from the disclosures included in our Registration Statement on Form S-4 (File No. 333-130841), Amendment No. 5, filed with the SEC on September 25, 2006.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Juan Carlos Mas (Chief Executive Officer) and Mark H. Irion (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*                 Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEFF RENTAL LLC

Date: November 15, 2006	/s/ JUAN CARLOS MAS
Juan Carlos Mas
Chief Executive Officer and
President

Date: November 15, 2006	/s/ MARK IRION
Mark Irion
Executive Vice President and
Chief Financial Officer