Form 10-K
period 2006-12-31
Neff Rental LLC
filed 2007-03-26
CIK 1343360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-130841

NEFF RENTAL LLC

(Exact name of registrant as specified in our charter)

Delaware	11-3753649
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3750 N.W. 87th Avenue, Suite 400
Miami, FL	33178
(Address of principal executive offices)	(Zip Code)

(305) 513-3350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

If this report is annual or transition, indicate by check mark if the registrant is not required to file reports pursuant to Section
13 or Section 15(d) of the Securities Exchange Act of 1934.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required

to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by

reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as
defined in Rule 12b-2).	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).	Yes ☐ No ☒

NEFF RENTAL LLC
ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I

Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.

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

•                                          conflicts between the interests of our financial sponsor, which has the power to control our affairs and policies, and the interests of our creditors, such as the pursuit of acquisitions that could enhance the equity investments of our sponsor but involve risk to our creditors;

•                                          our substantial indebtedness; and

•                                          our ability to identify and consummate acquisitions and to integrate any acquired business.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements.  For further information about these and other risks and uncertainties, see Item 1A, “Risk Factors.”

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Market and Industry Data

In this Annual Report on Form 10-K, we rely on and refer to information and statistics regarding the equipment and equipment rental industry, the size of certain markets and our position and the position of our competitors within the sectors in which we compete.  Some of the market and industry data contained in this Annual Report on Form 10-K is based on independent industry publications or other publicly available information, while other information is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources listed in this annual report and management’s knowledge and experience in the markets in which we operate.  In particular, we made our determinations of market size and market share within our industry based on information from Manfredi & Associates, McGraw Hill Construction, F.W. Dodge, Rental Equipment Register and the American Rental Association.  Our estimates have also been based on information obtained from our customers, suppliers and other contacts in the markets in which we operate.

Item 1.                                   Business

References in this section to “us” or “we” refer to Neff Rental LLC (“Neff LLC”) and its wholly-owned subsidiaries.

Recapitalization and Corporate Reorganization

On June 3, 2005, the transactions contemplated by the Recapitalization Agreement between Neff Corp. and Iron Merger Sub, Inc. (“Iron”) were consummated.  Iron was a newly formed Delaware corporation and wholly-owned subsidiary of Iron Merger Partnership (“Holdings”).  Holdings is a Delaware general partnership, the partners of which are affiliates of Odyssey Investment Partners, LLC (“Odyssey”).  Under the Recapitalization Agreement, Iron merged with and into Neff Corp. (the “Recapitalization”), and Neff Corp. remained as the surviving entity and a majority-owned subsidiary of Holdings.  All of the equity capital in Holdings is owned by Odyssey.  Substantially all of Neff Corp.’s former stockholders and holders of options to purchase Class A common stock received cash in exchange for their shares or for the cancellation of certain options.

The total purchase price related to the Recapitalization was approximately $240.5 million (or $8.214 per share of Neff Corp.’s common stock).  The merger consideration and the repayment of previously outstanding indebtedness were funded with the proceeds from:

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

On July 8, 2005, we repaid the amounts outstanding under the Bridge Loan from our issuance of $245.0 million aggregate principal amount of our 11¼% second priority senior secured notes (the “11¼ Notes” and, when taken together with the 13% Notes, the “Notes”).

Concurrently with the completion of the offering of the 11¼% Notes, we chose to modify our corporate organization.  In the reorganization, Neff Corp. transferred substantially all of its assets (including all of the capital stock of its operating subsidiary, Neff Rental, Inc.) and substantially all of its obligations (including its obligations under its guarantee of the Credit Facility and the 13% Notes) to Neff LLC.  Contemporaneously, Neff Finance Corp. (“Neff Finance”), became a co-obligor of all of Neff LLC’s obligations under the 13% Notes and a guarantor of the Credit Facility.  Neff Finance was created solely to serve as a corporate co-obligor on the obligations of Neff LLC, and Neff Finance has and will continue to have nominal assets and no operations or revenues.  As a result of the corporate reorganization, Neff LLC assumed and succeeded to substantially all of Neff Corp.’s assets and liabilities, and Neff Corp. was released from all of its obligations under the Credit Facility and the 13% Notes.  In connection with the reorganization, we amended certain terms of the 13% Notes and Neff LLC became, along with Neff Finance, the issuers of the 13% Notes.  As a result of the reorganization, Neff Corp. is not subject to any of the restrictive covenants in the credit agreement governing the Credit Facility or the indentures governing the  Notes.

We refer to the transactions contemplated by the Recapitalization Agreement and the corporate reorganization as the “Transactions.”

Our Company

We are one of the largest equipment rental companies in the United States.  Through our 66 branches, located primarily in the sunbelt states, we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment.  We believe what differentiates us from many of our competitors is that we have a particular focus on renting earthmoving equipment, which comprises approximately 47.6% of the total original equipment cost (which we define as the cost originally paid to manufacturers or the original amount financed under operating leases, “Original Cost”) of our rental fleet.  Our target customer base consists of mid-sized, regional and local nonresidential construction firms, which we believe value our high level of service and our equipment reliability standards.  During 2006, we served over 20,000 customers and generated 83.4% of our revenues from equipment rentals, 11.9% of our revenues from the sale of used and new equipment and 4.7% of our revenues from the sale of parts, supplies and related maintenance.  For the years ended December 31, 2002, 2003, 2004, 2005 and 2006, our net income (loss) was approximately $(98.0) million, $20.4 million, $6.0 million, $(13.0) million and $35.1 million.  Our ratio of earnings to fixed charges for the years ended December 31, 2003, 2004 and 2006 was 1.9x, 1.3x and 1.6x, respectively.  For the years ended December 31, 2002 and 2005 our earnings were insufficient to cover our fixed charges by approximately $98.3 million and $13.0 million, respectively.  As of December 31, 2006, our rental fleet consisted of 12,519 major pieces of equipment with an Original Cost of approximately $512.4 million.  From 2002 through 2006, we increased total revenues at a compounded annual growth rate of 14.6%.

Our strategy is to focus on geographic markets that we believe feature favorable demographic trends, high levels of employment growth and strong construction activity.  Our branches are organized into operating clusters in five geographic regions in the United States:  Florida, Atlantic, Southeastern, Central and Western.  This clustering strategy enables us to establish a strong local presence and to transfer equipment efficiently between branches in order to optimize utilization and profitability and better manage our capital expenditures.  We believe that our regional operating strategy, targeted customer focus and differentiated focus on earthmoving equipment, along with the breadth and quality of our rental equipment fleet, provide us with significant competitive advantages that help us to generate attractive revenue growth and strong EBITDA margins compared to our peers.

As a result of the Recapitalization, we are now controlled by Odyssey.  In connection with the Recapitalization, we incurred a substantial amount of indebtedness and became subject to covenants that restrict our operations.  As of December 31, 2006, we had total indebtedness of approximately $485.7 million (of which $245.0 million consisted of the 11¼ Notes, $77.2 million consisted of the 13% Notes and $163.5 million consisted of borrowings under the Credit Facility).  See Item 1A, ‘‘Risk Factors.’’

Our History

MP Equipment was founded by the Mas family in 1988.  In 1989, the Mas family purchased Neff Machinery, a John Deere dealership with locations throughout South Florida.  Throughout the 1990s, we grew quickly and completed an initial public offering in 1998 as part of an effort to continue to fund our expansion.  In 2003, we voluntarily deregistered our equity securities and ceased filing reports with the SEC.  Prior to the Transactions, we were majority owned by the Mas family and General Electric Capital Corporation.

Throughout the course of our history, we have strategically acquired and divested certain rental equipment locations and rental equipment businesses.  On May 18, 2006, we acquired River City Connections, Inc., or River City, a rental equipment business with two locations, one in Roseville, California and the other in Elk Grove, California.  Immediately subsequent to the acquisition, River City was merged with and into Valley Rents and Ready Mix, Inc., or Valley Rents, a Delaware corporation, with Valley Rents remaining as the surviving entity and a wholly-owned subsidiary of Neff Rental, Inc.  On December 22, 2006 Valley Rents was merged into Neff Rental, Inc., with Neff Rental, Inc. remaining as the surviving entity.

Operations

We generate revenues primarily through the rental of a broad variety of construction and industrial equipment, the sale of new and used equipment and the sale of parts, supplies and related merchandise.  Our branches are organized into operating clusters in five geographic regions in the United States:  Florida, Atlantic, Southeastern, Central and Western.  For more information regarding our financial results see Item 8, “Financial Statements and Supplementary Data.”

Equipment Rentals.  We rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment.  We emphasize the earthmoving category, which accounts for 47.6% of the Original Cost of our rental fleet, because it has lower rate pressure, retains strong resale value and has a longer equipment lifespan than small equipment categories.  Our fleet includes the latest models from leading branded OEMs, including John Deere, Kobelco, Case New Holland, Bomag, Ingersoll-Rand, JCB, Gradall, Lull, JLG, Genie, Bobcat, MultiQuip, Komatsu and Wacker.

Major categories of equipment represented the following percentages (based on Original Cost) of our total rental fleet as of December 31, 2006:

Percentage of Total Rental Fleet Major Equipment Category (Based on Original Cost)

Earthmoving	47.6%
Material Handling	19.5
Aerial	12.2
Trucks	7.3
Concrete/Compaction	6.1
Air Compressors	2.9
Welders	1.3
Generators	1.3
Lighting	0.7
Pumps	0.4
Other	0.7
Total	100.0%

We generate our rental revenues from the rental of equipment, damage waivers and other surcharges.  We perform operational and safety inspections between each rental and conduct preventive maintenance services at the manufacturers’ recommended intervals.  We believe our preventive maintenance program increases our fleet utilization, extends the useful life of the equipment and produces higher resale values.  As of December 31, 2006, our equipment rental fleet had an Original

Cost of approximately $512.4 million with a current average age of approximately 42 months.

We offer our equipment for rent on a daily, weekly and monthly basis.  We determine rental rates for each type of equipment based on the cost and expected utilization of the equipment and adjust rental rates at each location based on demand, length of rental, volume of equipment rented and other competitive considerations.

New and Used Equipment Sales.  We maintain a regular program of selling used equipment in order to adjust the size and composition of our rental fleet to changing market conditions and to maintain the quality and average age of our rental fleet.  We attempt to balance the objective of obtaining acceptable prices from used equipment sales against the recurring revenues obtainable from equipment rentals.  Our highly experienced staff of mechanics and branch and regional managers evaluate every disposition on a piece by piece basis to determine the optimal time to sell our used equipment.  We believe we are generally able to achieve favorable resale prices for our used equipment due to our strong preventative maintenance program and our practice of selling used equipment before it becomes obsolete or irreparable.  We believe that this proactive management of our rental fleet allows us to adjust the rate and timing of new equipment purchases and used equipment sales to maximize equipment utilization rates, take advantage of attractive disposition opportunities and respond to changing economic conditions.  Used equipment disposition is an integral part of our capital management program and an important focus of management.  Proceeds from the sale of used rental equipment represent an important source of re-investment capital for us.  We sell rental equipment to our existing customers, used equipment buyers, OEMs as part of trade packages for new fleet and third party auctioneers.

Parts and Service.  We sell complementary parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales businesses.  We maintain a wide range of maintenance and replacement parts and related products, which is important for timely parts and service support and helps minimize downtime for both our customers and us.

Fleet Management

Our branches are often within close geographic proximity to each other and are all connected through a central system which allows any other branch to view equipment availability throughout our entire branch network.  As a result, we can respond quickly to the needs of our customers and increase the utilization rates of our equipment, thereby improving profitability and reducing capital expenditures.

We monitor fleet purchases to maintain appropriate inventory levels and to manage capital expenditures.  We regularly review our fleet to determine which pieces of equipment should be replaced in order to maintain our high-quality standards.  Our approach to fleet management assumes the replacement of a fleet item upon expiration of its useful rental life.

We purchase our equipment from vendors who we believe have the best reputations for product quality and support.  We identify vendors who can supply quality, reliable products and provide value added support services.  We believe that the length of our vendor relationships has helped us to compete effectively with the largest rental companies in the industry.

The following table lists our top ten OEM vendors in percentage of total fleet costs as of December 31, 2006:

Percent of Total Fleet Cost Manufacturer (Based on Original Cost)

Kobelco	12.1%
Case New Holland	9.7
John Deere	9.5
Genie	8.5
Ingersoll-Rand	7.9
JCB	5.9
Komatsu	5.4
Bobcat	4.4
Lull	4.2
JLG	3.5

Customers

Our large customer base, which includes more than 20,000 customers, is diversified among various industries, including non-residential, industrial and civil construction, manufacturing, public utilities, offshore oil exploration and drilling, refineries and petrochemical facilities, municipalities, golf course construction, shipping and the military.  We target mid-sized regional and local construction companies that value customer service.  Our customer base includes both large Fortune 500 companies who have elected to outsource some of their equipment needs and small construction contractors, subcontractors and machine operators whose equipment needs are job-based.  Our top ten customers accounted for approximately 4.8% of our total rental revenues in 2006 and no single customer accounted for more than 1.0% of our total rental revenues in 2006.

We largely conduct our business on account with customers who are screened through a credit application process.  Credit account customers are our core customers, accounting for approximately 96.4% of our total revenues in 2006. We also assist customers in arranging financing for purchases of large equipment through a variety of sources, including manufacturers, banks, finance companies and other financial institutions.

Sales and Marketing

We maintain a strong sales and marketing orientation throughout our organization, which we believe helps us to increase our customer base and better understand and serve our customers.  Managers develop relationships with local customers and assist them in planning their equipment rental requirements.  They are also responsible for managing the mix of equipment at their locations, keeping current on local construction activity and monitoring competitors in their respective markets.  To stay informed about their local markets, salespeople track rental opportunities and construction projects in the area through Equipment Data Reports, F.W. Dodge Reports, PEC (Planning, Engineering and Construction) Reports and local contacts.

Our sales training program emphasizes customer service and focuses on sales generation.  Additionally, our Customer Relationship Management (“CRM”) system helps maximize sales and revenue opportunities.  As part of this system, the sales force is automatically updated regarding new construction projects in their territories.  We believe that this ability to track, manage and share recent account activity enables us to maximize our rental success.  We believe that our CRM system helps us to identify opportunities that might otherwise go undetected by our sales force and management, and that such opportunities help us create company-wide sales synergies.

Management Information Systems

We have developed customized management information systems, capable of monitoring operations on a real-time basis at up to 300 branches.  These systems link all of our rental locations and allows management to track customer and sales information, as well as the location, rental status and maintenance history of every major piece of equipment in the rental fleet.  Using these systems, branch managers can search our entire rental fleet for needed equipment, quickly determine the closest location of such equipment and arrange for delivery to the customer’s work site.  This practice helps diminish lost opportunities, improves utilization and makes equipment available in markets where it can maximize revenue potential.  We use these systems to optimize fleet utilization and determine the optimal fleet composition by market.

Employees

As of December 31, 2006, we had 1,131 full-time employees.  None of our employees are represented by a union or covered by a collective bargaining agreement.  We believe we have satisfactory relations with our employees.

Competition

We are one of the largest equipment rental companies in the United States.  As a result of our regional focus, we believe that our position in many of the markets in which we compete is substantially stronger.  The equipment industry is highly fragmented and competitive.  While the competitive landscape also includes small, independent businesses with one or two rental locations, we believe that we mostly compete against regional competitors which operate in one or more states, public companies or divisions of public companies and equipment vendors and dealers who both sell and rent equipment directly to customers.  Some of these competitors include United Rentals, Hertz Equipment Rental, Ahern Rentals, RSC Equipment Rental, H&E Equipment Services, CAT Rental, Sunstate Equipment and Sunbelt Rentals.

We believe that, in general, large companies may enjoy competitive advantages compared to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and greater flexibility to transfer equipment among locations in response to customer demand.  Given our focus on competing in select markets, our diverse and well-maintained rental fleet and our focus on customer service, we do not believe that we have been disadvantaged by the pricing and buying power that larger national businesses may possess.  See Item 1A, ‘‘Risk Factors—Risks Relating to our Business—The equipment rental industry is highly competitive and competitive pressures could lead to a decrease in our market share or in rental rates and our ability to sell equipment at favorable prices.’’

Environmental and Safety Regulations

Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational safety and health requirements, including those relating to discharges of substances to the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants.  In connection with our vehicle and equipment fueling and maintenance, repair and washing operations, we use regulated substances such as petroleum products and solvents and we generate small quantities of regulated waste such as used oil, radiator fluid and spent solvents.  Some of our properties contain, or previously contained, aboveground or underground storage tanks and/or oil-water separators.  We believe that we are in substantial compliance with environmental requirements.  Although we have made, and will continue to make, capital and other expenditures to comply with environmental requirements, we do not anticipate that compliance with such requirements will have a material adverse effect on our business or financial condition or competitive position.  However, in the future, new or more stringent laws or regulations could be adopted.  Accordingly, we cannot assure you that we will not have to make significant capital expenditures in the future in order to comply with applicable laws and regulations or that we will be able to remain in compliance at all times.

Most, but not all, of our properties have been the subject of environmental site assessments in order to establish a baseline of environmental conditions or to identify conditions that may cause us to incur obligations or liabilities (including remediation costs) under applicable environmental laws.  In addition, most of our properties are leased and are subject to lease agreements whereby the site owner has assumed responsibility for the pre-existing condition of the property and we are liable only for contamination caused by us or during the term of our lease.  We are not aware of any existing conditions at our properties or at off-site locations that are likely to result in material remediation costs or liabilities to us.  However, given the nature of our operations and the historical operations conducted at these properties, we cannot assure you that all potential instances of contamination have been identified, even where environmental site assessments have been conducted.  Future events, such as changes in laws or policies, the discovery of previously unknown contamination, or the failure of another party to honor an obligation it may have to indemnify us for any such remediation costs or liabilities, may give rise to remediation costs which may be material.  See Item 1A, ‘‘Risk Factors—Risks Relating to our Business—We must comply with numerous environmental and occupational health and safety regulations on a continuing basis that may subject us to unanticipated liabilities which could have a material adverse effect on our operating performance.’’

Additional Information

You can inspect and copy the reports and other information filed by us at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You can obtain copies of such material from the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 at prescribed rates. You can call the SEC at 1-800-732-0330 for information regarding the operations of its Public Reference Room. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding registrants (including us) that file periodically.

Item 1A.                          Risk Factors

In addition to the other information included in this annual report, you should carefully consider the risks described below.  Any of the following risks could materially and adversely affect our business, financial condition, results of operations or cash flows.

Risks Related to Our Business

Our revenues and operating results will fluctuate which could materially adversely affect our revenues and operating results.

Our revenues and operating results fluctuate from quarter to quarter due to various factors, including:

•                                          changes in rental rates or changes in demand for our equipment due to economic conditions, competition, weather or other factors;

•                                          seasonal rental and purchasing patterns of our customers, with rental and purchasing activity tending to be lower in the winter due to weather and the holiday season;

•                                          the cyclical nature of the businesses of our construction customers;

•                                          the timing of capital expenditures for rental fleet expansion;

•                                          changes in the cost and availability of equipment we purchase, including changes in manufacturer incentive programs;

•                                          changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;

•                                          severe weather and seismic conditions temporarily affecting the regions we serve (such as hurricanes and flooding);

•                                          increased costs, including fuel costs and other raw material costs such as the price of steel;

•                                          the timing and cost of opening new rental or customer repair center locations or acquiring new locations; and

•                                          our effectiveness in integrating new or acquired rental or customer repair center locations, or in integrating acquisitions with existing operations.

Any of these factors could decrease our revenue and profitability, which may significantly adversely affect our financial condition.

Decreases in construction or industrial activities could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the non-residential construction industry in particular.  Our products and services are used primarily in non-residential construction and, to a lesser extent, in industrial activity.  These are cyclical businesses that are sensitive to changes in general economic conditions.  Weakness in our end markets, such as a decline in non-residential construction or industrial activity, has led and may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge.  For example, in the period from 2001 through the first half of 2003, there were significant decreases in non-residential construction activity compared to prior periods.  This weakness in our end market had an adverse effect on our results in 2001 through the first half of 2003.  Factors that may cause weakness in the non-residential construction industry include:

•                                          weakness in the economy or the onset of a new recession;

•                                          reductions in corporate spending for plants and facilities;

•                                          oversupply of available commercial real estate in the markets we serve;

•                                          continuing increases in interest rates; and

•                                          terrorism or hostilities involving the United States.

Future declines in non-residential construction and industrial activity could adversely affect our operating results by decreasing our revenues and gross profit margins.

The equipment rental industry is highly competitive and competitive pressures could lead to a decrease in our market share or in rental rates and our ability to sell equipment at favorable prices.

The equipment rental industry is highly fragmented and very competitive.  Our competitors include:

•                                          a few large national companies, including public companies and divisions of public companies;

•                                          several regional competitors that operate in multiple states;

•                                          thousands of small, independent businesses with only one or a few rental locations; and

•                                          hundreds of equipment manufacturers and dealers that both sell and rent equipment directly to customers.

Some of our competitors are significantly larger than we are and have greater financial and marketing resources than we have.  Some of our competitors also have greater technical resources, longer operating histories, lower cost structures and better relationships with equipment manufacturers than we have.  In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have the advantages identified above may be able to provide their products and services at lower costs.  We may in the future encounter increased competition in the equipment rental market, equipment sales market or in the equipment repair and services market from existing competitors or from new market entrants.

We believe that rental rates, fleet size and quality are the primary competitive factors in the equipment rental industry.  From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices.  Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing the rental rates.  To the extent we lower rental rates or increase our fleet in order to retain or increase market share, our operating margins would be adversely impacted.  In addition, we may not be able to increase rates further or be able to match a larger competitor’s price reductions or fleet investment because of its greater financial resources, all of which could adversely impact our operating results through a combination of a decrease in our market share and revenues.  If we do not, we may lose market share, resulting in decreased revenues and cash flow, which could have a material adverse effect on our business.

Additionally, existing or future competitors may compete with us for start-up locations or acquisition candidates, which may increase acquisition prices and reduce the number of suitable acquisition candidates or expansion locations.

We may recognize significantly higher maintenance costs in connection with increases in the weighted average age of our rental fleet.

As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced, will likely increase.  In the past, we have allowed the average age of our rental equipment fleet to increase, which generally requires us to invest more capital in maintenance, parts and repair.  We manage the average age of different types of equipment according to the expected wear-and-tear that a specific type of equipment is expected to experience over its useful life.  As of December 31, 2006, the average age of our rental equipment fleet was approximately 42 months.  As of December 31, 2006, approximately 47.6% of the total original equipment cost of our rental fleet consisted of earthmoving equipment, which generally has a shorter useful life and higher maintenance costs than aerial or material handling equipment.  If we allow the average age of our earthmoving equipment, or other types of equipment, to increase, our investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment.  We cannot assure you that costs of maintenance will not materially increase in the future.  Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations.

The nature of our business as a company which leases, rents and sells heavy machinery, equipment and vehicles exposes us to liability claims on a continuing basis, which may exceed the level of our insurance or not be covered at all, and if our cost of insurance increases or our coverage is limited, we may incur unanticipated liabilities that would have a material adverse effect on our operating performance.

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the heavy machinery, equipment and vehicles we rent, sell, service or repair and from injuries caused in motor vehicle accidents in which our personnel are involved.  Our business also exposes us to worker compensation claims and other employment-related claims.  The insurance we carry against such claims may be less than our liability on existing and future claims.  In addition, we may be exposed to multiple claims that individually do not exceed our deductibles but that together lead to aggregate costs that could adversely affect our financial condition and results of operations.  Furthermore, the cost of our insurance policies may increase significantly as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry.  If our insurance costs rise, if we choose to reduce or eliminate coverage or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations.  In addition, we may be subject to various legal proceedings and claims, such as claims for punitive damages or damages arising from intentional misconduct, either asserted or unasserted, that may not be covered by our insurance.  Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources.

We must comply with numerous environmental and occupational health and safety regulations on a continuing basis that may subject us to unanticipated liabilities which could have a material adverse effect on our operating performance.

Our facilities and operations are subject to comprehensive and frequently changing federal, state and local laws and regulations relating to environmental protection and occupational health and safety.  These laws and regulations govern, among other things, the discharge of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants.  If we violate environmental laws or regulations, we may be required to implement corrective actions and could be subject to civil or criminal fines or penalties.  Although expenses related to environmental compliance have not been material to date, we cannot assure you that we will not have to make significant capital expenditures in the future in order to remain in compliance with applicable laws and regulations or that we will comply with applicable environmental laws at all times.  Such violations or liability could have a material adverse effect on our business, financial condition and results of operations.

Environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases.  These liabilities can be imposed on the parties generating or disposing of such substances or on the owner or operator of affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances.  Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property.  Given the nature of our operations (which involve the use of petroleum products, solvents and other hazardous substances for fueling and maintaining our rental equipment and vehicles) and the historical operations at some of our properties, we cannot assure you that prior site assessments or investigations have identified all potential instances of soil or groundwater contamination.  Some of our properties contain, or previously contained, above ground or underground storage tanks and/or oil-water separators.  Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material.

We purchase a significant amount of our equipment from a limited number of manufacturers.  Termination of one or more of our relationships with any of those manufacturers could have a material adverse effect on our business because we may be unable to obtain adequate rental and sales equipment from other sources in a timely manner, on favorable terms or at all.

We purchase most of our rental and sales equipment from a limited number of original equipment manufacturers.  For example, as of December 31, 2006, Kobelco, Case New Holland and John Deere represented 12.1%, 9.7% and 9.5%, respectively, of our Original Cost.  Termination of one or more of our relationships with any of these or other major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate equipment for rental and sale from other sources in a timely manner, on favorable terms or at all.  Because our major suppliers also sell equipment to our competitors, our relationships with our suppliers do not provide us any particular competitive advantage.

In addition, the equipment manufacturing industry has experienced consolidation in recent years.  Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial condition or results of operations.  Consolidation could also result in price increases for the equipment we purchase, which could adversely affect our business.

In the past, there have been delays in receiving equipment from some manufacturers because of raw material shortages.  To the extent there are future delays, our business could be hurt by the resulting inability to service our customers.

Our rental fleet is subject to residual value risk upon disposition.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold.  The market value of used rental equipment depends on several factors, including:

•                                          the market price for new equipment of a like kind;

•                                          wear and tear on the equipment relative to its age;

•                                          the time of year that it is sold (generally prices are higher during the peak construction season);

•                                          worldwide and domestic demand for used equipment; and

•                                          general economic conditions.

If prices we are able to obtain for our used rental equipment decline as a result of these or other factors, our operating results may be materially adversely effected.

The cost of new equipment we use in our rental fleet is increasing which may cause us to spend significantly more for replacement equipment, and in some cases we may not be able to procure equipment at all due to supplier constraints.

We operate in a capital intensive business environment.  The cost of new equipment used in our rental fleet has increased steadily since 2004.  These cost increases are due primarily to:

•                                          a significant increase in the cost of steel, which is a primary material used in most of the equipment we use;

•                                          the manufacturers of equipment are operating at full capacity with long lead-times for orders and therefore commanding higher prices; and

•                                          the prices for new equipment were comparatively lower in recent years due to an oversupply of equipment in the rental equipment marketplace and reduced construction and industrial activity.

Price increases could materially adversely impact our financial condition and results of operations.

While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. We will need to purchase additional equipment in 2007 in order to maintain our current operations as well as expand our fleet.  We may be at a competitive disadvantage if the average age of our fleet increases compared to the age of our competitors’ fleets.

In some cases, we may not be able to procure replacement equipment on a timely basis to the extent that manufacturers for the equipment we need are not able to produce sufficient inventory on schedules that meet our timing demands.  If demand for new equipment increases significantly, manufacturers may not be able to meet customer orders on a timely basis.  As a result, we at times may experience long lead-times for certain types of new equipment and we cannot assure you that we will be able to acquire the types or sufficient numbers of the equipment we need to replace older equipment as quickly as we would like.  Consequently, we may have to age our fleet longer than we would consider optimal or shrink our fleet, either of which could restrict our ability to grow our business.

Disruptions in our information technology and customer relationship management systems could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.

Our information technology systems facilitate our ability to monitor and control our operations to adjust to changing market conditions, including management of our rental fleet.  Our CRM system allows our sales force to access comprehensive information about customer activity relating to specific accounts to assist their sales efforts.  The effectiveness of our sales force depends upon the continuous availability and reliability of our CRM system.  Consequently, any disruptions in our information technology or customer relationship management systems or the failure of these systems, including our redundant systems, to operate as expected could, depending on the magnitude of the problem, impair our ability to effectively monitor and control our operations and improve our sales efforts, and thereby adversely affect our operating results.

Potential acquisitions and expansions into new markets may result in significant transaction expenses and expose us to risks associated with entering new markets and integrating new or acquired operations.

We plan to grow our business and to do this, in part, by opening new rental or customer repair center locations, acquiring other equipment rental companies, or both.  The success of these endeavors will depend, in part, on identifying sites for start-up locations and selecting acquisition candidates at attractive prices.  Zoning restrictions could prevent us from being able to open start-up locations at sites we identify.  We may also encounter substantial competition in our efforts to acquire start-up sites and acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs.  We may not have the financial resources necessary to open any new start-up locations or complete any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms or at all.

We may also encounter risks associated with entering new markets in which we have limited or no experience.  Start-up rental locations, in particular, require significant capital expenditures and may initially have a negative impact on our short-term cash flow, net income and results of operations.  New start-up locations may not become profitable when projected or ever.  Acquisitions may impose significant strains on our management, operating systems and financial resources, and could result in unexpected difficulties.  The pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time they have available to devote to our existing operations.  Our ability to realize the expected benefits from any future acquisitions depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner.  Future acquisitions also could result in the incurrence of substantial amounts of indebtedness and contingent liabilities (including potentially environmental, employee benefits and occupational safety and health liabilities), accumulation of goodwill that may become impaired, and an increase in amortization expenses related to intangible assets.  Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, any major difficulties encountered in the opening of start-up locations or the integration of acquired operations or any associated increases in indebtedness, liabilities or expenses could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, opening new rental locations, making acquisitions and refinancing existing indebtedness.

Our business has significant capital requirements.  Our ability to remain competitive, sustain our growth and expand our operations through start-up locations and acquisitions largely depends on our access to capital.  If the cash that we generate from our business, together with cash on hand and borrowings under the Credit Facility, to the extent available, is not sufficient to implement our growth strategy and meet our capital needs, we will require additional financing.  However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all.  In addition, our ability to obtain additional financing will be restricted by the indentures governing the Notes and the terms of the Credit Facility.  See “—Risks Relating to our Indebtedness—The terms of the Credit Facility and the indentures governing the Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.” If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success and growth of our business, including those relating to purchasing equipment, opening new rental locations and customer repair centers, and completing acquisitions.  Any additional indebtedness that we do incur will make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

We depend on key personnel whom we may not be able to retain.

Our operations are managed by a small number of key executive officers, and our future performance depends on the continued contributions of those management personnel.  A loss of one or more of these key people could harm our business and prevent us from implementing our business strategy.  We do not maintain “key man” life insurance on the lives of any members of our senior management.  In connection with the Recapitalization, Mr. J.C. Mas, our Chief Executive Officer and a member of our Board of Managers, and Merger Sub entered into an employment agreement that became effective upon the consummation of the Recapitalization.  In addition, we have existing employment agreements with Mark Irion, our Chief Financial Officer, Graham Hood, our President and Chief Operating Officer, and certain other key executives and managers.  However, each of the employment agreements is of limited duration.  We cannot assure you that these executives will remain employed with us for the full term of their agreements or that the term of their agreements will be extended beyond the current term.

The success of our operations also depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel.  Competition for these types of personnel is high.  We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected.

We have experienced significant costs as a result of operating as a public company.

As a company subject to the reporting requirements of the Securities Exchange Act of 1934, we incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses are associated with our reporting requirements and corporate governance requirements.  We expect these rules and regulations to continue to increase our legal, accounting and other expenses and to make some activities more time-consuming to our management.  Also, as a result of operating as a public company, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Risks Relating to our Indebtedness

Our substantial indebtedness could adversely affect our financial health, our cash flow and our ability to operate our business, and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness.  On December 31, 2006, we had total indebtedness of approximately $485.7 million (of which $245.0 million consisted of the 11¼ Notes, $77.2 million consisted of the 13% Notes and $163.5 million consisted of borrowings under the Credit Facility).

Our substantial indebtedness could have important consequences to our business.  For example, it could:

•                                          make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•                                          increase our vulnerability to general adverse economic and industry conditions;

•                                          require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic growth efforts and other general corporate purposes;

•                                          limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                                          place us at a competitive disadvantage compared to our competitors who have less indebtedness; and

•                                          limit our ability to borrow additional funds.

In addition, the indentures governing the Notes and the credit agreement governing the Credit Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.  We cannot assure you that we will not be required to seek waivers and amendments in the future or that, if sought, our lenders would grant such waivers or amendments.

Any of the above described factors could materially and adversely affect our business and results of operations.  Furthermore, our interest expense could increase if interest rates increase because the entire amount of our indebtedness under the Credit Facility bears interest at floating rates.  If we do not have sufficient earnings to service our indebtedness, we may be required to refinance all or part of our indebtedness, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

We may incur substantially more indebtedness.  This could further exacerbate the risks associated with our substantial leverage.

We will be able to incur substantially more indebtedness in the future.  The terms of the indentures governing the Notes and the credit agreement governing the Credit Facility do not prohibit us from doing so, and indebtedness which can be incurred in compliance with the restrictions under the indentures and the Credit Facility could be substantial.  The Credit Facility permits additional borrowings, subject to a borrowing base calculation.  As of December 31, 2006, we had approximately $51.9 million of remaining availability for additional borrowings under the Credit Facility.  If new indebtedness is added to our current indebtedness levels, the related risks that we and it now face could intensify.

To service our indebtedness, we will require a significant amount of cash.  Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

We have substantial long-term indebtedness, including interest obligations on such indebtedness.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and other Commitments.” Borrowings under our Credit Facility are subject to variable interest rates.  As of December 31, 2006, borrowings under the Credit Facility totaled $163.5 million.  If interest rates rose 1% and borrowings under our Credit Facility remained constant, our interest rate for a full twelve-month period would increase by approximately $1.6 million.  Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness, including the Notes, on or before maturity.  Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time.  Any refinancing of our indebtedness could be at high interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations.  We cannot assure you that we will be able to refinance any of our indebtedness, including the Credit Facility and the Notes on commercially reasonable terms or at all.

Without a refinancing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances.  Furthermore, none of Neff Corp., Odyssey or any other of our affiliates has any obligation to provide us with debt or equity financing.  The Credit Facility and the indentures governing the Notes limit our ability to sell assets and also restrict the use of proceeds from that sale.  Moreover, the Credit Facility is secured on a first-priority basis by substantially all of our assets and the 11¼ Notes and the guarantees are secured on a second-priority basis by substantially the same assets.  We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

Repayment of our indebtedness is dependent on cash flow generated by our operating subsidiaries, and we may not have access to the cash flow and other assets of our subsidiaries that will be needed to make payment on our indebtedness.

Substantially all of our business is conducted through our operating subsidiary, Neff Rental, Inc.  Accordingly, our ability to make payments on our indebtedness is dependent on the earnings and the distribution of funds from Neff Rental, Inc.  Neff Rental, Inc. is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from it.  For example, the Credit Facility prohibits distributions from Neff Rental, Inc. to us, except for debt service of the Notes and certain other specified purposes or amounts.  Furthermore, Neff Rental, Inc. will be permitted under the terms of the indentures to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by it to us to the same extent as the Credit Facility.  We cannot assure you that the agreements governing the current and future indebtedness of Neff Rental, Inc. will permit it to provide us with sufficient dividends, distributions or loans to fund payments on our indebtedness when due.

The terms of the Credit Facility and the indentures governing the Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The Credit Facility and the indentures governing the Notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that will impose significant operating and other restrictions on us.  These restrictions will affect, and in many respects will limit or prohibit, among other things, our ability to:

•                                          incur additional indebtedness;

•                                          pay dividends and make distributions;

•                                          issue stock of subsidiaries;

•                                          make certain investments, acquisitions or capital expenditures;

•                                          repurchase stock;

•                                          create liens;

•                                          enter into affiliate transactions;

•                                          enter into sale-leaseback transactions;

•                                          merge or consolidate; and

•                                          transfer and sell assets.

In addition, the Credit Facility includes other more restrictive covenants and limits us from prepaying our other indebtedness while borrowings under the Credit Facility are outstanding.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.  In addition, a failure to comply with the covenants contained in the credit agreement governing the Credit Facility could result in an event of default under that facility which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.  If we default under the Credit Facility, the lenders thereunder:

•                                          will not be required to lend any additional amounts to us;

•                                          could elect to declare all of our outstanding borrowings, together with accrued and unpaid interest and fees, to be immediately due and payable;

•                                          could effectively require us to apply all of our available cash to repay these borrowings even if they do not accelerate the borrowings;

which actions could also result in an event of default under the Notes.

If the indebtedness under the Credit Facility or the Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay such indebtedness in full or to repay the Notes.

Item 1B.                          Unresolved Staff Comments

None.

Item 2.                                   Properties

We currently operate in 66 rental locations in 14 states.  We lease 18,000 square feet for our corporate headquarters in an office building in Miami, Florida.  We own the buildings and the land at one of our locations.  All other sites are leased, generally for terms of five years with renewal options.  Owned and leased sites range from approximately 4,000 to 40,000 square feet and typically include:  (1) offices for sales, administration and management, (2) a customer showroom displaying equipment and parts, (3) an equipment service area and (4) outdoor and indoor storage facilities for equipment.  Each location offers a full range of rental equipment, with the mix of equipment available designed to meet the anticipated needs of the customers in each location.

The following table presents summary information regarding our rental facility locations (one of the below facilities, Texas City, TX, is owned by us, and all other facilities are leased by us).

Florida Region	Central Region
Miami, FL	Houston, TX
West Palm Beach, FL	Ft. Worth, TX
Port St. Lucie, FL	Texas City, TX
Ft. Myers, FL	Austin, TX
Pompano, FL	Odessa, TX
Tampa, FL	Houma, LA
Venice, FL	Morgan City, LA
Jacksonville, FL	Lafayette, LA
Brunswick, GA	St. Rose, LA
Tallahassee, FL	Baton Rouge, LA
South Orlando, FL	Lake Charles, LA
Sanford, FL	Fouchon, LA
Merritt Island, FL	New Iberia, LA

Atlantic Region	Western Region
Charlotte, NC	Las Vegas, NV
Myrtle Beach, SC	Phoenix, AZ
Raleigh, NC	Denver (North), CO
Charleston, SC	Denver (Central), CO
Augusta, GA	Littleton, CO
Wilmington, NC	San Bernardino, CA
Durham, NC	Anaheim, CA
Fayetteville, NC	Escondido, CA
Florence, SC	San Diego, CA
Columbia, SC	Sacramento, CA
Greenville, NC	Roseville, CA
Sumter, SC	Elk Grove, CA
Greer, SC	Spokane, WA
Richmond, VA	Tucson, AZ
Fredericksburg, VA
Norfolk, VA
Newport News, VA
Greensboro, NC
Landover, MD

Southeast Region
Doraville, GA
Forest Park, GA
Nashville, TN
Marietta, GA
Athens, GA
Macon, GA
Knoxville, TN

Item 3.                                   Legal Proceedings

We are party to various litigation matters in the ordinary course of our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to our pending litigation matters.  However, we believe, based on our examination of such matters, that our ultimate liability with respect to these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Our parent company, Neff Corp., certain of our employees, including our chief executive officer, and others have received subpoenas from the U.S. Securities and Exchange Commission relating to an investigation entitled ‘‘In the Matter of Trading in the Securities of Neff Corp.’’ This investigation is a non-public, fact-finding inquiry.  The investigation relates to trading in our parent’s common stock during the period from June 1, 2004 through July 1, 2005.  Our parent and our employees have cooperated and intend to continue to cooperate fully with the investigation.

Item 4.                                   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public market for our equity interests.

Holders

All of our equity interests are held by Neff Corp.  An affiliate of Odyssey controls a majority of the common stock of Neff Corp.

Dividends

We have not declared or paid any dividends on our equity interests.  Our Credit Facility and the indentures governing the Notes limit our ability to declare or pay dividends.  We have no current intention to declare or pay any dividends in the future.  For more detailed information on our Credit Facility and the indentures governing the Notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and notes to our consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans under which our equity interests are authorized for issuance. Neff Corp., our parent, adopted a stock option plan in June 2005 that authorizes the issuance of options to purchase its common stock to our employees.

Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                                   Selected Financial Data

The following table presents our selected consolidated financial data.  The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in Item 8 of this annual report, as well as other financial information included elsewhere in this annual report.

The consolidated statement of operations data for each of the three years in the period ended December 31, 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this annual report and have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to throughout this annual report as “U.S. GAAP”. The consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements that are not included in this annual report.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Statement of operations data:

Revenues
Rental revenues	$275,397	$229,802	$192,880	$172,745	$165,853
Equipment sales	39,409	36,360	42,750	23,375	14,646
Parts and service	15,472	13,461	12,058	11,228	11,236
Total revenues	330,278	279,623	247,688	207,348	191,735

Cost of revenues
Cost of equipment sold	27,715	26,867	35,890	19,908	12,886
Depreciation of rental equipment	58,990	47,962	41,739	41,651	41,157
Maintenance of rental equipment	70,223	70,653	74,266	68,904	64,590
Cost of parts and service	9,677	8,093	7,236	6,664	7,540
Total cost of revenues	166,605	153,575	159,131	137,127	126,173
Gross profit	163,673	126,048	88,557	70,221	65,562

Other operating expenses
Selling, general and administrative expenses	74,897	67,871	58,403	55,456	54,832
Other depreciation and amortization	5,902	5,456	5,936	6,222	6,697
Recapitalization expenses	—	21,276	—	—	—
Other expense, net(1)	—	—	—	—	2,156
Total other operating expenses	80,799	94,603	64,339	61,678	63,685
Income from operations	82,874	31,445	24,218	8,543	1,877

Other expenses (income)
Interest expense(2)	50,730	32,963	17,313	20,504	24,264
Loss (gain) on debt extinguishment(3)	-—	4,830	—	(35,026)	(12,296)
Other non-operating expense, net(4)	2,087	6,692	876	2,659	5,936
Total other expenses (income)	52,817	44,485	18,189	(11,863)	17,904
Income (loss) before income taxes and cumulative effect of change in accounting principle	30,057	(13,040)	6,029	20,406	(16,027)
Income tax benefit	5,091	—	—	—	370
Income (loss) before cumulative effect of change in accounting principle	35,148	(13,040)	6,029	20,406	(15,657)
Cumulative effect of change in accounting principle(5)	—	—	—	—	(82,296)
Net income (loss)	$35,148	$(13,040)	$6,029	$20,406	$(97,953)

	For the Years Ended December 31,
	2006		2005	2004		2003		2002
	(dollars in thousands)
Other financial data:
Depreciation of rental equipment and property	$64,892		$53,418	$47,675		$47,873		$47,854
Capital expenditures:
Non-rental	10,632		7,819	5,694		4,066		495
Rental	119,376		152,305	92,331		26,826		19,965
Sales of equipment	(39,409)		(36,360)	(42,750)		(23,375)		(14,646)
Net capital expenditures(6)	90,599		123,764	55,275		7,517		5,814
Net cash provided by operating activities	73,749		55,806	59,867		25,737		23,232
Net cash used in investing activities	(106,679)		(123,464)	(55,275)		(7,517)		(5,814)
Net cash provided by (used in) financing activities	33,055		67,610	(4,611)		(18,152)		(21,691)
Ratio of earnings to fixed charges(7)	1.6	x	—	1.3	x	1.9	x	—

	As of December 31,
	2006	2005	2004	2003	2002
	( in thousands)
Balance Sheet data (at the end of period)
Cash and cash equivalents	$158	$33	$81	$100	$32
Rental Equipment:
Rental Equipment at cost	492,476	435,075	350,976	344,125	368,023
Accumulated depreciation	(174,030)	(156,315)	(149,903)	(157,753)	(146,917)
Rental Equipment, net	318,446	278,760	201,073	186,372	221,106
Goodwill(5)	8,726	—	—	—	—
Total assets	420,632	360,385	261,794	246,308	281,116
Total indebtedness(8)	485,688	450,868	228,642	230,224	282,060
Total capital (deficit)	(90,512)	(128,100)	306	(5,733)	(26,184)

(1)

During the year ended December 31, 2002, other expense, net represents (a) a non-cash charge of $3.2 million related to a write-down of assets that were held for sale; (b) a recovery of $1.8 million of costs related to efforts to sell the company that were expensed in a prior period and (c) $0.7 million of costs related to a branch closing initiated during the year.

(2)	Interest expense excludes the amortization of debt issue costs (see footnote 4 below).
(3)

Neff Corp. purchased $43.7 million and $81.1 million in aggregate principal amount of previously outstanding senior subordinated notes in the years ended December 31, 2002 and 2003, respectively. In each case, the previously outstanding senior subordinated notes were purchased at a market price less than face value, resulting in the gains reported in the table above for the respective periods. Loss on debt extinguishment for the year ended December 31, 2005 represents the write-off of deferred debt issuance costs and expenses incurred in connection with the defeasance of the previously outstanding senior subordinated notes and the write-off of deferred debt issue costs which occurred as part of the Recapitalization.

(4)

Other non-operating expense, net represents amortization of debt issue costs of $2.0 million, $2.7 million, $2.0 million, $6.7 million and $2.1 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 respectively. Other non-operating expense, net also includes adjustments to gain on sale of business, of which (a) we recorded $3.9 million of costs in the year ended December 31, 2002 and (b) recovered $1.1 million in the year ended December 31, 2004.

(5)

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. As a result of the adoption of that standard, we recorded a charge of $82.3 million for the year ended December 31, 2002, which we recorded as a cumulative effect of change in accounting principle in that period. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests.

(6)	Net capital expenditures are total capital expenditures net of equipment sales.
(7)

The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings include net income (loss) before taxes and fixed charges. Fixed charges include interest expense and amortization of debt issue costs. Our earnings were insufficient to cover our fixed charges by $98.3 million and $13.0 million for the years ended December 31, 2002 and 2005.

(8)

As of December 31, 2006, total indebtedness consisted of borrowings under the Credit Facility, the outstanding subordinated notes and the outstanding senior notes in an aggregate amount of $163.5 million, $77.2 million and $245.0 million, respectively.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements.’’ Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled ‘‘Risk Factors,’’ ‘‘Selected Financial Data’’ and the historical consolidated financial statements and the notes thereto included elsewhere in this prospectus.  References in this section to “us” or “we” refer to Neff Rental LLC (“Neff LLC”) and its wholly-owned subsidiaries.

The following discussion and analysis compares the year ended December 31, 2006 to the year ended December 31, 2005 and the year ended December 31, 2005 to the year ended December 31, 2004.

Overview

We are one of the largest equipment rental companies in the United States. We have 66 branches located primarily in the sunbelt states, and we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment. In addition to our rental business, we sell our used rental equipment, new equipment, parts and other supplies and provide maintenance, repair and other services that supplement our rental activities.

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

•                  Parts and service.  This category includes revenues from customers for fuel and the repair of damaged rental equipment as well as from the sale of complementary parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales business.

Revenues

Our rental revenues are affected by several factors including the amount and quality of our equipment available for rent, rental rates, the mix and the amount of equipment. Our revenues are also affected by weather as well as general economic conditions, in particular, conditions affecting the non-residential construction industry.

Revenues from the sale of used and new equipment are affected by price, general economic conditions, the amount and type of equipment available in the marketplace and the condition and age of the equipment. Parts and service revenues are affected by the amount of rental activity, the prices we are able to charge, service volumes and general economic activity.

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

Management uses dollar utilization to measure the interaction of changes in our rental rates, the mix of equipment on rent and the percentage of equipment on rent, each of which affects our equipment rental revenues. However, dollar utilization is a statistic that is not financial in nature or a measure of performance or liquidity in accordance with U.S. GAAP. Accordingly, while management believes dollar utilization provides useful additional information about our business, dollar utilization should not be considered in isolation or as a substitute for comparable U.S. GAAP financial measures. In addition, our presentation of dollar utilization may not be directly comparable to that of other companies in our industry.

As illustrated in the table below, dollar utilization for the years ended December 31, 2006, 2005 and 2004, was 52.5%, 51.2% and 44.8%, respectively:

	For the Years Ended December 31,
	2006	2005	2004

Total rental revenues	$275,397	$229,802	$192,880
Re-rent revenues	(6,123)	(6,305)	(6,292)
Net rental revenues	269,274	223,497	186,588
Average monthly Original Cost(a)(b)	513,202	436,300	416,600
Dollar utilization(c)	52.5%	51.2%	44.8%

(a)             Average monthly Original Cost includes the cost of equipment held in the rental fleet under operating leases.

(b)            Average monthly Original Cost for each period is presented as the average of the monthly original cost computations for each of the months in the periods presented.

(c)             Dollar utilization is calculated as net rental revenues divided by average monthly Original Cost.

Cost of Revenues

Our cost of revenues consist primarily of the following:

•                  depreciation expenses relating to our rental equipment;

•                  the cost of repairing and maintaining our rental equipment, including parts and supplies, outside repairs, operating lease payments, personnel costs and casualty insurance premiums and claims expense;

•                  the net book value of the items we sell, including new and used equipment; and

•                  the cost of fuel, parts and supplies to provide services.

Operating Expenses

Operating expenses include all selling, general and administrative expenses as well as other amortization and depreciation. Selling, general and administrative expenses include sales force compensation, managerial and administrative payroll, marketing costs, professional fees, telecommunication costs, facility costs and taxes. Other amortization and depreciation primarily consists of depreciation of non-rental fleet equipment such as delivery vehicles, sales vehicles, leasehold improvements and office equipment.

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

Current Business Environment and Outlook

We operate in a competitive and capital-intensive business environment. The participants in our industry consist of national, regional and local rental companies, national home improvement store chains, certain original equipment manufacturers and their dealers and national home improvement store chains. The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the non-residential construction industry in particular. According to the U.S. Department of Commerce, spending on private, non-residential construction declined approximately 20% from 2001 through the first half of 2003. During this period, the equipment rental industry contracted primarily due to declining rates for the rental of equipment due to an oversupply of rental equipment in the marketplace and to lower demand for rental equipment. Beginning in the second half of 2003 and continuing through the present, the non-residential construction market has begun to rebound which in turn has had a positive impact on the equipment rental industry. We believe that the rental industry will continue to benefit from improving macroeconomic and non-residential construction industry conditions. McGraw-Hill Construction predicts that total U.S. non-residential construction spending will grow by 5.8% in 2007. We believe that these trends should continue to support increased rental demand and will result in continued improvement in our business for the foreseeable future. However, these macroeconomic factors are outside of our control, and we cannot assure you that the improvement in our operating results that we have experienced will continue in future periods.

One of our responses to the contraction in the rental industry during the period from 2001 through the first half of 2003 was to reduce our capital investment in our rental fleet. However, as rental industry conditions and our operating results improved we increased our capital investment in our rental fleet. In 2004, our capital expenditures primarily related to the replacement of older equipment in our rental fleet with new equipment. In 2005, we significantly increased capital expenditures from 2004 levels. This increase was mainly attributable to three factors. First, we expanded the amount of the rental fleet in our existing branch locations to capitalize on additional demand for rental equipment. Second, we accelerated our program of replacing leased equipment with purchased equipment. Third, we purchased a significant amount of fleet for existing locations in our Central Region in response to increased demand for such fleet in the period after Hurricane Katrina, which struck the Louisiana coast on August 29, 2005. The impact of Hurricane Katrina also affected our business in other ways. See “Hurricane Impact.” In 2006, we continued to increase the amount of rental fleet in our existing branch locations but reduced our capital expenditures from the 2005 levels.  This decrease was due to the completion of the replacement of our leased equipment with purchased equipment as well as a relatively inactive 2006 hurricane season.

Overall, the rental industry has benefited from the above mentioned growth in non-residential construction and a decrease in excess available rental equipment. These factors, along with management initiatives focused on increasing rental rates, have led to year-over-year increases in rental rates and rental revenues for the past 15 quarters. A large proportion of our costs are fixed and, as a result, there is a strong correlation between an increase or decrease in our rental revenues and an increase or decrease in our profitability. Thus, the recent increases in rental revenues have led to a significant improvement in our income from operations. We believe that we will continue to benefit from the operating leverage afforded us by the fixed cost nature of our cost structure to the extent we are able to continue to grow our revenues due to anticipated increases in rental rates and the amount of equipment we are able to rent to customers.

Acquisition

On May 18, 2006, we acquired River City Connections, Inc., a rental equipment business with two locations in Sacramento, California, for $17.1 million after giving effect to post-closing purchase price adjustments. The purchase was funded through borrowings on the Credit Facility. The acquired company was immediately merged with and into Valley Rents and Ready Mix, Inc., a Delaware corporation, which remained as the surviving entity and a wholly-owned subsidiary of Neff Rental, Inc. Valley Rents and Ready Mix, Inc. subsequently became a co-guarantor of the Credit Facility, 11¼% Notes and 13% Notes.  On December 22, 2006 Valley Rents was merged into Neff Rental, Inc., with Neff Rental, Inc. remaining as the surviving entity.

The purchase price of $17.1 million was allocated to the assets acquired, mainly rental equipment, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess purchase price over the fair values of assets acquired and liabilities assumed of $8.7 million was allocated to goodwill.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is no longer amortized, but is tested at least annually for impairment.  The allocation of the purchase price to the identifiable intangible assets acquired in these consolidated financial statements is preliminary until we obtain final information regarding their fair values.

The results of operations of the acquired business have been included in our consolidated statements of operations since the acquisition date and did not have a material impact on our results of operations.  The pro forma results of operations, assuming the acquisition took place at the beginning of the periods presented, were not significantly different from our reported results of operations.

Hurricane Impact

Hurricane Katrina struck the Louisiana coast on August 29, 2005, and caused severe flood damage to New Orleans and large parts of the surrounding coastal area. The hurricane destroyed two of our satellite locations that were used to store equipment prior to deployment in the Gulf of Mexico for rental to oil field maintenance contractors.

Insurance covered the repair or replacement of our assets that suffered loss or damages. We worked closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses.

We recorded the following for the year ended December 31, 2005 as a result of this storm (in thousands):

Rental equipment damaged or destroyed	$643
Repairs to facilities	407
Insurance recovery	(300)
Net impact of hurricane recorded in selling, general and administrative expenses	$750

In 2006 we received an additional insurance recovery in the amount of $1.1 million.

We recorded the following for the year ended December 31, 2006 as a result of this storm (in thousands):

Additional repairs to facilities	$57
Insurance recovery	(1,057)
Net impact of hurricane recorded in selling, general and administrative expenses	$(1,000)

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

Impairment of Goodwill

Goodwill is no longer amortized, but instead is reviewed for impairment annually or more frequently if events indicate a decline in fair value below its carrying value.  This means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write-off the excess goodwill as an operating expense.

Determination of the amount of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 141, “Business Combinations.”

Income Taxes

As a limited liability company with a single owner that has not elected to be taxed as a corporation, the Company is treated as a disregarded entity for federal and state income tax reporting purposes. As a disregarded entity, the Company is not subject to income taxes. Rather, the Company’s income tax basis results of operations flow through and are included in the tax return of its member, Neff Corp. and income taxes are allocated to the Company on a separate return basis.

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment regarding the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.

No tax provision was allocated for the years ending December 31, 2005 or 2004, due to the continuing net operating loss carryforwards of Neff Corp.  A tax benefit was recorded for the year ended December 31, 2006 due to the reduction of the

Company’s valuation allowance for its net deferred tax asset.  In 2006, the Company reversed $17.1 million of its net deferred tax asset valuation allowance, which eliminated the remaining balance of the allowance. SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. For the year ended December 31, 2006, the Company had net income before income taxes of $30.1 million. In addition, the Company evaluated its forecast of pre-tax income based on historical cumulative positive pre-tax income before non-recurring items for the years ended December 31, 2006, 2005 and 2004, and a forecast of positive taxable income in the future.  As a result of that evaluation, the Company determined that it no longer requires a deferred tax asset valuation allowance. Under the guidelines of SFAS 109, the Company reversed the remaining component of this valuation allowance through current period earnings by a credit to the Company’s income tax (provision) benefit.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table illustrates our operating activity for the years ended December 31, 2006 and 2005.

	For the Years Ended December 31,
	2006	2005	Change
	(dollars in thousands)
Revenues
Rental revenues	$275,397	$229,802	19.8%
Equipment sales	39,409	36,360	8.4
Parts and service	15,472	13,461	14.9
Total revenues	330,278	279,623	18.1

Cost of revenues
Cost of equipment sold	27,715	26,867	3.2
Depreciation of rental equipment	58,990	47,962	23.0
Maintenance of rental equipment	70,223	70,653	(0.6)
Costs of parts and service	9,677	8,093	19.6
Total cost of revenues	166,605	153,575	8.5
Gross profit	163,673	126,048	29.8

Other operating expenses
Selling, general and administrative expenses	74,897	67,871	10.4
Other depreciation and amortization	5,902	5,456	8.2
Recapitalization expenses	—	21,276	n/m
Total other operating expenses	80,799	94,603	(14.6)
Income from operations	82,874	31,445	163.6

Other expenses
Interest expense	50,730	32,963	53.9
Loss on debt extinguishment.	—	4,830	n/m
Other non-operating expense, net	2,087	6,692	(68.8)
Total other expenses	52,817	44,485	18.7
Income (loss) before income taxes	30,057	(13,040)	n/m
Income tax benefit	5,091	—	n/m
Net income (loss)	$35,148	$(13,040)	n/m

n/m — means the percentage change is not meaningful

Total Revenues. Total revenues for the year ended December 31, 2006 increased 18.1% to $330.3 million from $279.6 million for the year ended December 31, 2005. The components of our revenues are discussed below:

Rental Revenues. Rental revenues for the year ended December 31, 2006 increased 19.8% to $275.4 million from $229.8 million for the year ended December 31, 2005. The increase in rental revenues was primarily due to an increase in rental rates and an increase in the size of the rental fleet, both of which also contributed to an increase in dollar utilization. For the year ended December 31, 2006, we estimate that our rental rates increased 7.0% compared with our rental rates for the year ended December 31, 2005 driven by improved conditions in the non-residential construction market. The increase in rates led to an increase in dollar utilization to 52.5% for the year ended December 31, 2006 from 51.2% for the year ended December 31, 2005. For the year ended December 31, 2006 the average monthly Original Cost, including cost of equipment under lease, of our rental fleet increased 17.6% to $513.2 million from $436.3 million at December 31, 2005, as a result of increased capital expenditures. Total rental revenues at locations open for more than one year increased 20.0% for the year ended December 31, 2006 compared with the year ended December 31, 2005.

Equipment Sales. Equipment sales revenues for the year ended December 31, 2006 increased 8.4% to $39.4 million from $36.4 million for the year ended December 31, 2005. The increase in equipment sales revenues was due to our decision to take advantage of the strong used equipment markets in order to sell some older equipment.

Parts and Service. Revenues from the sales of parts and service for the year ended December 31, 2006 increased 14.9% to $15.5 million from $13.5 million for the year ended December 31, 2005. The increase in these revenues in 2006 was primarily due to the general increase in rental activity in the current year.

Cost of Equipment Sold. Costs associated with the sale of rental equipment increased 3.2% to $27.7 million for the year ended December 31, 2006 from $26.9 million for the year ended December 31, 2005, primarily as a result of the increase in the amount of equipment sales.

Depreciation of Rental Equipment. Depreciation of rental equipment increased 23.0% to $59.0 million for the year ended December 31, 2006 from $48.0 million in the year ended December 31, 2005. The increased expense in depreciation of rental equipment is primarily due to the increase in size of our depreciable rental fleet.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 0.6% to $70.2 million for the year ended December 31, 2006 from $70.7 million for the year ended December 31, 2005, primarily as a result of a decrease in operating lease expenses of $5.1 million due to our decision to replace certain of our rental fleet previously held under operating leases with owned fleet. This decrease was partially offset by an increase in payroll and payroll related expenses of $3.8 million due to increased headcount labor costs and increased fuel costs of $1.1 million.

Costs of Parts and Service. Costs associated with generating our parts and service revenues increased 19.6% to $9.7 million for the year ended December 31, 2006 from $8.1 million for the year ended December 31, 2005, primarily as a result of increased parts and service revenues.

Gross Profit. Gross profit for the year ended December 31, 2006 increased $37.6 million, or 29.8%, to $163.7 million from $126.1 million for the year ended December 31, 2005. The increase in gross profit was primarily due to an increase in rental revenue gross profit of $35.0 million or 31.5% as a result of increased rental revenue and increased margin on rental revenue. The increase in gross profit was also due to a $2.2 million or 23.2% increase in gain on sale of equipment as the margin on equipment sales increased as a result of the continued strength in market conditions for equipment sales. As a percentage of total revenues, gross profit increased to 49.6% in 2006 from 45.1% in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased 10.4% to $74.9 million from $67.9 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses is primarily a result of an increase in payroll expenses as a result of increases in the number of employees, base salaries, incentive compensation and stock compensation and an increase in professional fees of $1.2 million. Stock compensation expense, a non-cash charge, was $2.4 million for the year ended December 31, 2006 as a result of the adoption of SFAS 123-R on January 1, 2006.  There were no stock compensation charges for the year ended December 31, 2005.  As a percentage of total revenue, selling, general and administrative expenses decreased to 22.7% of total revenues in 2006 from 24.3% of total revenues for 2005.

Other Depreciation and Amortization. Other depreciation and amortization expense (which relates to non-rental equipment) for the year ended December 31, 2006 increased 8.2% to $5.9 million or 1.8% of total revenues from $5.5 million or 2.0% of total revenues for the year ended December 31, 2005. This increase is primarily due to an increase in the amount of property and equipment.

Recapitalization Expenses. There were no recapitalization expenses for the year ended December 31, 2006. Recapitalization expenses for the year ended December 31, 2005 are comprised of $3.4 million of non-recurring compensation and $17.9 million of stock compensation expense incurred as a result of the Recapitalization during the second quarter of 2005.

Income from Operations. Income from operations for the year ended December 31, 2006 increased 163.6% to $82.9 million or 25.1% of total revenues from $31.4 million or 11.3% of total revenues for the year ended December 31, 2005, primarily as a result of the foregoing reasons.

Interest Expense. Interest expense for the year ended December 31, 2006 increased 53.9% to $50.7 million from $33.0 million for the year ended December 31, 2005. The increase was primarily attributable to increased borrowings to fund the Recapitalization, a full year of interest on those borrowings as well as increased borrowings for capital expenditures and the acquisition of Valley Rents and higher interest rates on borrowings under the Credit Facility.

Loss on Debt Extinguishment. There was no loss on debt extinguishment for the year ended December 31, 2006. For the year ended December 31, 2005, we recognized a loss of $4.8 million on debt extinguishment resulting from the refinancing of substantially all of our debt during the second quarter of 2005 in connection with the Recapitalization.

Other Non-Operating Expense, Net. Other non-operating expense, net primarily represents amortization of debt issue costs. Other non-operating expense, net for the year ended December 31, 2006 decreased to $2.1 million from $6.7 million for the year ended December 31, 2005. As a result of the Recapitalization, we entered into a bridge loan in June 2005. The bridge loan was refinanced in July 2005 and as a result all of the deferred debt issuance costs related to the bridge loan, totaling $5.0 million, were expensed in 2005.

Income (Loss) before income taxes. For the reasons described above, we had income before income taxes of $30.1 million for the year ended December 31, 2006 compared to a loss before income taxes of $(13.0) million for the year ended December 31, 2005.

Income tax benefit.  For the year ended December 31, 2006, we reduced our deferred tax asset valuation allowance to zero which resulted in an income tax benefit of $5.1 million.

Net Income (Loss). For the reasons described above, we had net income of $35.1 million for the year ended December 31, 2006 compared to a net loss of $(13.0) million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table illustrates our operating activity for the years ended December 31, 2005 and 2004.

	For the Years Ended December 31,
	2005	2004	Change
	(dollars in thousands)

Revenues
Rental revenues	$229,802	$192,880	19.1%
Equipment sales	36,360	42,750	(14.9)
Parts and service	13,461	12,058	11.6
Total revenues	279,623	247,688	12.9

Cost of revenues
Cost of equipment sold	26,867	35,890	(25.1)
Depreciation of rental equipment	47,962	41,739	14.9
Maintenance of rental equipment	70,653	74,266	(4.9)
Costs of parts and service	8,093	7,236	11.8
Total cost of revenues	153,575	159,131	(3.5)
Gross profit	126,048	88,557	42.3

Other operating expenses
Selling, general and administrative expenses	67,871	58,403	16.2
Other depreciation and amortization	5,456	5,936	(8.1)
Recapitalization expenses	21,276	—	n/m
Total other operating expenses	94,603	64,339	47.0
Income from operations	31,445	24,218	29.8

Other expenses
Interest expense	32,963	17,313	90.4
Loss on debt extinguishment	4,830	—	n/m
Other non-operating expense, net	6,692	876	664.0
Total other expenses	44,485	18,189	144.6
Net (loss) income	$(13,040)	$6,029	n/m

n/m — means the percentage change is not meaningful

Total Revenues. Total revenues for the year ended December 31, 2005 increased 12.9% to $279.6 million from $247.7 million for the year ended December 31, 2004. The components of our revenues are discussed below:

Rental Revenues. Rental revenues for the year ended December 31, 2005 increased 19.1% to $229.8 million from $192.9 million for the year ended December 31, 2004. The increase in rental revenues was primarily due to an increase in rental rates and an increase in the size of the rental fleet, both of which also contributed to an increase in dollar utilization. For the year ended December 31, 2005, we estimate that our rental rates increased 11.1% compared with our rental rates for the year ended December 31, 2004 driven by improved conditions in the non-residential construction market. The increase in rates led to an increase in dollar utilization to 51.2% for the year ended December 31, 2005 from 44.8% for the year ended December 31, 2004. For the year ended December 31, 2005 the average monthly Original Cost, including cost of equipment under lease, of our rental fleet increased to $436.3 million from $416.6 at December 31, 2004, as a result of increased capital expenditures. Total rental revenues at locations open for more than one year increased 21.0% for the year ended December 31, 2005 compared with the year ended December 31, 2004.

Equipment Sales. Equipment sales revenues for the year ended December 31, 2005 decreased 14.9% to $36.4 million from $42.8 million for the year ended December 31, 2004. The decline in equipment sales revenues was due to our decision to reduce the amount of sales of used rental fleet in order to maximize the amount of equipment available for rent.

Parts and Service. Revenues from the sales of parts and service for the year ended December 31, 2005 increased 11.6% to $13.5 million from $12.1 million for the year ended December 31, 2004. The increase in these revenues in 2005 was primarily due to the general increase in rental activity in the current year.

Cost of Equipment Sold. Costs associated with the sale of rental equipment decreased 25.1% to $26.9 million for the year ended December 31, 2005 from $35.9 million for the year ended December 31, 2004, primarily as a result of the decrease in the amount of equipment sales.

Depreciation of Rental Equipment. Depreciation of rental equipment increased 14.9% to $48.0 million for the year ended December 31, 2005 from $41.7 million in the year ended December 31, 2004. The increased expense in depreciation of rental equipment is primarily due to the increase in size of our depreciable rental fleet.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 4.9% to $70.7 million for the year ended December 31, 2005 from $74.3 million for the year ended December 31, 2004, primarily as a result of a decrease in operating lease expenses of $6.3 million due to our decision to replace certain of our rental fleet previously held under operating leases with owned fleet. This decrease was partially offset by an increase in payroll and payroll related expenses of $1.9 million due to increased headcount labor costs, increased fuel costs of $1.2 million and increased operating lease expense on delivery vehicles of $0.5 million as we decided to finance certain delivery vehicles under operating leases.

Costs of Parts and Service. Costs associated with generating our parts and service revenues increased 11.8% to $8.1 million for the year ended December 31, 2005 from $7.2 million for the year ended December 31, 2004, primarily as a result of increased parts and service revenues.

Gross Profit. Gross profit for the year ended December 31, 2005 increased $37.5 million, or 42.3%, to $126.1 million from $88.6 million for the year ended December 31, 2004. The increase in gross profit was primarily due to an increase in rental revenue gross profit of $34.3 million or 44.6% as a result of increased rental revenue. The increase in gross profit was also due to a $2.6 million or 38.4% increase in gain on sale of equipment as the margin on equipment sales increased as a result of the improved market conditions for equipment sales. As a percentage of total revenues, gross profit increased to 45.1% in 2005 from 35.8% in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 increased 16.2% to $67.9 million from $58.4 million for the year ended December 31, 2004. The increase in selling, general and administrative expenses is primarily increased payroll expenses as a result of increases in the number of employees, base salaries and incentive compensation. As a percentage of total revenue, selling, general and administrative expenses increased to 24.3% of total revenues in 2005 from 23.6% of total revenues for 2004.

Other Depreciation and Amortization. Other depreciation and amortization expense (which relates to non-rental equipment) for the year ended December 31, 2005 decreased 8.1% to $5.5 million or 2.0% of total revenues from $5.9 million or 2.4% of total revenues for the year ended December 31, 2004. This decrease is primarily due to our decision to begin financing some of our delivery vehicles under operating leases. This financing of certain delivery vehicles with operating leases was offset by a decrease in owned delivery vehicles which has the effect of decreasing other depreciation and amortization while increasing maintenance of rental equipment and other rental expenses.

Recapitalization Expenses. Recapitalization expenses for the year ended December 31, 2005 are comprised of $3.4 million of non-recurring compensation and $17.9 million of stock compensation expense incurred as a result of the Recapitalization during the second quarter of 2005. There were no recapitalization expenses in 2004.

Income from Operations. Income from operations for the year ended December 31, 2005 increased 29.8% to $31.4 million or 11.2% of total revenues from $24.2 million or 9.8% of total revenues for the year ended December 31, 2004, primarily as a result of the foregoing reasons. Income from operations, excluding non-recurring Recapitalization expenses, increased 117.7% to $52.7 million, or 18.9% of total revenues in 2005 from $24.2 million, or 9.8% of total revenues, in 2004.

Interest Expense. Interest expense for the year ended December 31, 2005 increased 90.4% to $33.0 million from $17.3 million for the year ended December 31, 2004. The increase was primarily attributable to increased borrowings to fund the Recapitalization and higher interest rates on those borrowings.

Loss on Debt Extinguishment. For the year ended December 31, 2005, we recognized a loss of $4.8 million on debt extinguishment resulting from the refinancing of substantially all of our debt during the second quarter of 2005 in connection with the Recapitalization.

Other Non-Operating Expense, Net. Other non-operating expense, net primarily represent amortization of debt issue costs. Other non-operating expense, net for the year ended December 31, 2005 increased to $6.7 million from $0.9 million for the year ended December 31, 2004. As a result of the Recapitalization, we entered into a bridge loan in June 2005. The bridge loan was refinanced in July 2005 and as a result all of the deferred debt issuance costs related to the bridge loan, totaling $5.0 million, were expensed in 2005.

Net Income (Loss). For the reasons described above, we had a net loss for the year ended December 31, 2005 of $(13.0) million compared to net income of $6.0 million for the year ended December 31, 2004.

Liquidity and Capital Resources

During the year ended December 31, 2006, our operating activities provided net cash flow of $73.8 million as compared to $55.8 million for the year ended December 31, 2005. The increase is attributable to increased net income and changes in working capital.

Cash used in investing activities was $106.7 million for the year ended December 31, 2006 as compared to $123.5 million for the year ended December 31, 2005. The decrease in cash used in investing activities was primarily due to a reduction in the acquisition of rental fleet as planned fleet increases were met.  This decrease was slightly offset by the acquisition of Valley Rents for $17.1 million.  We also received cash proceeds from the sale of equipment assets of $39.4 million for the year ended December 31, 2006 and $36.4 million for the year ended December 31, 2005.

Net cash provided by financing activities was $33.1 million for the year ended December 31, 2006 as compared to $67.6 million for the year ended December 31, 2005. The change in cash from financing activities was primarily due to financing activity related to the Recapitalization and the additional borrowings for the purchase of rental fleet.

During 2005, our operating activities provided net cash flow of $55.8 million as compared to $59.9 million for 2004. This decrease is primarily attributable to decreased net income combined with changes in working capital as a result of our operations.

Net cash used in investing activities was $123.5 million for 2005 as compared to $55.3 million net cash used in investing activities for 2004. The change in cash used in investing activities was due primarily to increased purchases of rental equipment and reduced proceeds from sales of rental equipment in 2005 compared with 2004.

Net cash provided by financing activities was $67.6 million for 2005 as compared to net cash used of $4.6 million for 2004. The change in cash from financing activities is due primarily to the net borrowings related to the Recapitalization in 2005.

Our primary sources of liquidity continue to be cash flow from operations and borrowings under the Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

We incurred substantial indebtedness in connection with the Transactions. Our significant debt service obligations following the Transactions could, under certain circumstances, have material consequences to you. See “Risk Factors—Risks Relating to our Indebtedness.”

As part of the Transactions, Neff Corp. borrowed $245.0 million under the bridge facility (which amounts we repaid in full with the proceeds from the outstanding senior notes), issued $80.0 million in aggregate principal amount of the outstanding subordinated notes and entered into the Credit Facility, which provides for aggregate borrowings of up to $225.0 million, subject to a borrowing base availability formula. As of December 31, 2006, we had approximately $163.5 million of borrowings under the Credit Facility, and we may make additional borrowings under the Credit Facility depending upon our working capital needs. See “Risk Factors—Risks Relating to our Indebtedness—Our substantial indebtedness could adversely affect our financial health, our cash flow and our ability to operate our business, and prevent us from fulfilling our obligations under our indebtedness.” The Credit Facility will be available until 2010.

The Credit Facility contains various restrictive covenants. It limits us from prepaying other indebtedness and it requires us to obtain rental equipment appraisals on a quarterly basis. In addition, the Credit Facility restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the exchange notes, among other things and subject to certain exceptions: (1) limit our ability and the ability of our subsidiary to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (2) place restrictions on our ability and the ability of our subsidiary to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.

Contractual and Other Obligations

The following table reflects our contractual obligations, commercial commitments and long-term indebtedness as of December 31, 2006.

	Payments Due by Period
		Within 1			More than
	Total	Year(4)	1-3 years	4-5 years	5 years
Contractual obligations:
Operating leases	$21,245	$5,713	$7,692	$3,326	$4,514

Long-term debt obligations:
Credit Facility(1)	$204,838	$12,099	$24,198	$168,541	$—
Outstanding senior notes(2)	394,297	27,563	55,125	55,125	256,484
Outstanding subordinated notes(3)	146,733	10,400	20,800	20,800	94,733
Total long-term debt obligations	$745,868	$50,062	$100,123	$244,466	$351,217

(1)    Includes interest rate of approximately 7.4%, calculated as of December 31, 2006, matures in June, 2010.

(2)    Includes interest rate of 11.25%, matures in June, 2012.

(3)    Includes interest rate of 13%, matures in June, 2013.

(4)    Long-term debt obligations includes interest for period from January 1, 2007 until December 31, 2007.

Off-Balance Sheet Transactions

In connection with the defeasance of our previously outstanding senior subordinated notes in July 2005, we entered into an irrevocable redemption deposit agreement with U.S. Bank National Association, the trustee and paying agent under the indentures governing those notes. We deposited into the trust an amount in cash sufficient to pay all principal on those notes, plus a redemption premium equal to 1.708%, plus all accrued and unpaid interest to, but not including, the redemption date. The funds held in trust were applied by the trustee to redeem the previously outstanding senior subordinated notes on July 5, 2005. The aggregate amount of funds we deposited in the trust was approximately $77.3 million.

In accordance with SFAS No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities’’, and other applicable accounting standards, indebtedness is considered extinguished if, among other things, the debtor (a) irrevocably places cash or other risk-free monetary assets in a trust solely for satisfying that indebtedness and (b) the debtor is legally released from being the primary obligor on the indebtedness. Following these guidelines, our release as primary obligor with respect to the previously outstanding senior subordinated notes and the irrevocable deposit of funds in the trust in a sufficient amount in cash to fully defease all of our obligations under the indentures becomes an asset that offsets our obligations in respect of the previously outstanding senior subordinated notes and, accordingly, both the asset and the liability are removed from our balance sheet.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”). The provisions of the standard went into effect for all interim or annual periods beginning after June 15, 2005. SFAS 123-R requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect estimated forfeitures and the outcome of certain other conditions. The fair value is generally not remeasured, except in limited circumstances, or if the award is subsequently modified. The statement requires us to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This changed current practice, as, upon adoption, we ceased using the “intrinsic value” method of accounting, permitted by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) that resulted in no expense for all of Neff Corp.’s stock option awards.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair values of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our results of operations, financial position or cash flows.

In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS 123-R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123-R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the adoption dates of SFAS 123-R. The new rule allows companies to implement SFAS 123-R at the beginning of their first fiscal year that begins after June 15, 2005 or December 15, 2005 for small business issuers. We adopted the provisions of the statement as of the beginning of our fiscal year ending December 31, 2006 and for future periods. Implementation of the standard may have a material impact on the results of operations in future periods.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes.  The standard also requires expanded disclosures.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact, if any, that FIN 48 will have on our results of operations, financial position or cash flows.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” (“SAB 108”) This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on our results of operations, financial position or cash flows.

Item 7A.                          Quantitative and Qualitative Disclosures about Market Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates increase.  The fair value of the Credit Facility is assumed to be equal to its carrying value, as interest rates approximate market rates.  As of December 31, 2006,

Item 8.                                   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Neff Rental LLC:

We have audited the accompanying consolidated balance sheets of Neff Rental LLC and subsidiaries (the ‘‘Company’’) as of December 31, 2006 and 2005, and the related consolidated statements of operations, capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, capital deficit and cash flows of the Company for the year ended December 31, 2004, were audited by other auditors whose report, dated March 9, 2005 (except for the 2004 supplemental condensed consolidating financial information included in Note 14, as to which the date is January 3, 2006 and the 2004 information included in Note 8, as to which the date is May 10, 2006), expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neff Rental LLC and subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123-R “Share-Based Payments.”

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 23, 2007

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Neff Corp.

We have audited the accompanying consolidated statements of operations, capital deficit and cash flows of Neff Corp. (predecessor of Neff Rental LLC) and subsidiary (the “Company”), for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Neff Corp. (predecessor of Neff Rental LLC) and subsidiary for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kaufman, Rossin & Co., P.A.

Certified Public Accountants

Miami, Florida

March 9, 2005, except for the 2004 supplemental condensed consolidating financial information included in Note 14, as to which the date is January 3, 2006, and the 2004 information included in Note 8, as to which the date is May 10, 2006.

NEFF RENTAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$158	$33
Accounts receivable, net of allowance for doubtful accounts of $1,589 in 2006 and $1,734 in 2005	49,357	44,573
Inventories	1,617	1,901
Rental equipment, net	318,446	278,760
Property and equipment, net	21,391	17,187
Goodwill	8,726	—
Deferred tax asset, net	3,774	—
Prepaid expenses and other assets	17,163	17,931
Total assets	$420,632	$360,385

LIABILITIES AND CAPITAL DEFICIT
Liabilities
Accounts payable	$4,498	$10,382
Accrued expenses	20,958	27,235
Credit facility	163,500	128,935
11¼% second priority senior secured notes	245,000	245,000
13% senior subordinated notes, net of unamortized discount of $2,812 in 2006 and $3,067 in 2005 (including related party balances of $72,364 in 2006 and $72,125 in 2005)	77,188	76,933
Total liabilities	511,144	488,485
Commitments and contingencies
Members’ deficit	(90,512)	(128,100)
Total liabilities and capital deficit	$420,632	$360,385

The accompanying notes are an integral part of these consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2006	2005	2004

Revenues
Rental revenues	$275,397	$229,802	$192,880
Equipment sales	39,409	36,360	42,750
Parts and service	15,472	13,461	12,058
Total revenues	330,278	279,623	247,688
Cost of revenues
Cost of equipment sold	27,715	26,867	35,890
Depreciation of rental equipment	58,990	47,962	41,739
Maintenance of rental equipment	70,223	70,653	74,266
Cost of parts and service	9,677	8,093	7,236
Total cost of revenues	166,605	153,575	159,131
Gross profit	163,673	126,048	88,557
Other operating expenses
Selling, general and administrative expenses	74,897	67,871	58,403
Other depreciation and amortization	5,902	5,456	5,936
Recapitalization expenses	—	21,276	—
Total other operating expenses	80,799	94,603	64,339
Income from operations	82,874	31,445	24,218
Other expenses (income)
Interest expense (including related party interest of $9,989 in 2006 and $5,795 in 2005)	50,730	32,963	17,313
Adjustment to gain on sale of business	—	—	(1,074)
Amortization of debt issuance costs	2,087	6,692	1,950
Loss on debt extinguishment	—	4,830	—
Total other expenses (income)	52,817	44,485	18,189
Income (loss) before income taxes	30,057	(13,040)	6,029
Income tax benefit	5,091	—	—
Net income (loss)	$35,148	$(13,040)	$6,029

The accompanying notes are an integral part of these consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(in thousands)

	Common Stock		Common Stock		Common Stock		Series A		Additional
	Class A		Class B		New Class A		Preferred Stock		Paid-in	Accumulated	Members'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total

BALANCE—December 31, 2003	16,565	$166	5,100	$51	—	$—	—	$—	$135,397	$(141,347)	$—	$(5,733)
Net income	—	—	—	—	—	—	—	—	—	6,029	—	6,029
Issuance of Series A Convertible Preferred Stock	—	—	—	—	—	—	100	1	9	—	—	10
BALANCE—December 31, 2004	16,565	166	5,100	51	—	—	100	1	135,406	(135,318)	—	306
Repurchase of shares in connection with Recapitalization	(15,269)	(152)	(5,100)	(51)	—	—	(100)	(1)	(218,550)	—	—	(218,754)
Issuance of new Class A common stock in connection with Recapitalization	—	—	—	—	11,840	119	—	—	97,131	—	—	97,250
Costs in connection with Recapitalization	—	—	—	—	—	—	—	—	(5,459)	—	—	(5,459)
Conversion of Class A common stock for new Class A Common stock and rollover of management held stock options in connection with Recapitalization	(639)	(7)			639	7	—	—	8,617	—	—	8,617
Contribution to equity by selling stockholders	—	—	—	—	—	—	—	—	6,775	—	—	6,775
Exercise of stock options by former officer of the Company and repurchase of shares in connection with Recapitalization	(657)	(7)	—	—	—	—	—	—	(3,788)	—	—	(3,795)
Corporate reorganization	—	—	—	—	(12,479)	(126)	—	—	(20,132)	135,318	(115,060)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(13,040)	(13,040)
BALANCE—December 31, 2005	—	—	—	—	—	—	—	—	—	—	(128,100)	(128,100)
Stock compensation	—	—	—	—	—	—	—	—	—	—	2,440	2,440
Net income	—	—	—	—	—	—	—	—	—	—	35,148	35,148
BALANCE—December 31, 2006	—	$—	—	$—	—	$—	—	$—	$—	$—	$(90,512)	$(90,512)

The accompanying notes are an integral part of these consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$35,148	$(13,040)	$6,029
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64,892	53,418	47,675
Amortization of debt issue costs	2,087	6,692	1,950
Gain on sale of equipment	(11,694)	(9,493)	(6,860)
Provision for bad debt	1,369	2,484	1,766
Stock compensation expense	2,440	—	—
Stock compensation expense related to redemption of stock options	—	17,951	—
Loss on debt extinguishment	—	4,830	—
Adjustment to gain on sale of business	—	—	(1,074)
Paid-in-kind interest on term loan	—	—	1,952
(Recovery) provision for hurricane losses	(1,000)	750	—
Deferred income taxes	(5,337)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,925)	(9,461)	(4,476)
Inventories and other assets	765	(2,984)	801
Accounts payable and accrued expenses	(9,996)	4,659	12,104
Net cash provided by operating activities	73,749	55,806	59,867
Cash Flows from Investing Activities
Purchases of rental equipment	(119,376)	(152,305)	(92,331)
Proceeds from sale of equipment	39,409	36,360	42,750
Purchases of property and equipment	(10,632)	(7,819)	(5,694)
Cash paid in connection with acquisitions, net of cash acquired	(17,137)	—	—
Insurance proceeds for hurricane losses	1,057	300	—
Net cash used in investing activities	(106,679)	(123,464)	(55,275)
Cash Flows from Financing Activities
Repayment under previously outstanding credit facility	—	(101,502)	(3,699)
Borrowings under credit facility	34,565	128,935	—
Repayment of term loan	—	(52,384)	—
Borrowings under bridge loan	—	245,000	—
Repayment of bridge loan	—	(245,000)	—
Issuance of 11¼% second priority senior secured notes	—	245,000	—
Issuance of 13% senior subordinated notes (including related party balance of $72,017 in 2005)	—	76,818	—
Redemption of 10¼% senior subordinated notes	—	(76,113)	—
Redemption of common and preferred stock	—	(203,362)	—
Redemption of stock options	—	(21,746)	—
Issuance of Class A common stock	—	97,250	—
Issuance of Series A convertible preferred stock	—	—	10
Debt issue costs	(1,510)	(19,827)	(922)
Costs in connection with Recapitalization	—	(5,459)	—
Net cash provided by (used in) financing activities	33,055	67,610	(4,611)
Net increase (decrease) in cash and cash equivalents	125	(48)	(19)
Cash and cash equivalents, beginning of year	33	81	100
Cash and cash equivalents, end of year	$158	$33	$81

The accompanying notes are an integral part of these consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL

Description of Business

Neff Rental LLC and its wholly-owned subsidiaries (‘‘Neff LLC’’ or the ‘‘Company’’) own and operate equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services. The Company is a wholly-owned subsidiary of its parent, Neff Corp.

Basis of Presentation

On April 6, 2005, Neff Corp., the parent company of the Company, announced that it and Iron Merger Sub, Inc. (‘‘Iron’’), an affiliate of Odyssey Investment Partners, LLC (‘‘Odyssey’’), had entered into a recapitalization agreement (the ‘‘Recapitalization Agreement’’) pursuant to which Iron would be merged with and into Neff Corp., with Neff Corp. surviving the merger. On June 3, 2005, after shareholder approval of the Recapitalization Agreement, Iron merged with and into Neff Corp. (the ‘‘Recapitalization’’) with Neff Corp. as the surviving entity and a majority-owned subsidiary of Iron Merger Partnership (‘‘Holdings’’). Substantially all of Neff Corp.’s stockholders and holders of options to purchase stock received cash in exchange for their shares or for the cancellation of their options.

In connection with the Recapitalization, Holdings and certain co-investors contributed $97.3 million in cash to Neff Corp.’s equity capital. The net merger consideration paid to the selling stockholders and option holders was $225.1 million, net of contributions to equity by the selling stockholders of $6.8 million related to the Recapitalization and $8.6 million of retained equity described below, which reduced the consideration paid to the selling stockholders and option holders.  The Company also recorded approximately $21.3 million as recapitalization expenses in connection with the Recapitalization, consisting of $17.9 million of stock compensation expense related to the in-the-money value of stock options repurchased and $3.4 million of payroll compensation expense. The stock compensation expense of $17.9 million represented the excess of the fair value of the underlying common stock of $8.21 per share based on the amount paid to option holders in connection with the Recapitalization over the exercise price of the options purchased. Certain members of management retained a portion of Neff Corp. equity (in the form of common stock and options) held by them before the Recapitalization with an aggregate value of $8.6 million, and they did not receive consideration in the Recapitalization with respect to the equity retained. Following the Recapitalization, Holdings and certain co-investors owned 94.9% of Neff Corp.’s common stock and Neff Corp.’s CEO owned 5.1% of Neff Corp.’s common stock. In connection with the Recapitalization, 20.0 million shares of Neff Corp. new Class A common stock and 1.0 million shares of Preferred Stock were authorized of which 12.5 million and zero shares were issued, respectively. The Recapitalization was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities.

The following tables present a reconciliation of the merger consideration paid to selling stockholders and option holders in connection with the Recapitalization to amounts recorded as changes in additional paid in capital in the accompanying statements of capital deficit and to amounts recorded in the accompanying statements of cash flows for the year ended December 31, 2005:

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—GENERAL (Continued)

For the Year Ended December 31, 2005
(in millions)
Reconciliation of changes in additional paid in capital to net consideration paid to stockholders and option holders:
Repurchase of shares	$218.8
Stock compensation expense related to redemption of stock options	17.9
Exercise of stock options by former officer of Neff Corp. and repurchase of shares	3.8
Total purchase price	240.5
Contributions to equity by selling stockholders	(6.8)
Equity retained by certain members of management	(8.6)
Merger consideration paid to stockholders and option holders	$225.1
Reconciliation of cash flows to net consideration paid to stockholders and option holders:
Repurchase of common and preferred stock	$203.4
Redemption of stock options	21.7
Merger consideration paid to stockholders and option holders	$225.1

The merger consideration and repayment of previously outstanding indebtedness was funded with the investment by Holdings and certain co-investors of $97.3 million in the common equity capital of Neff Corp., borrowings by Neff Corp. of $78.7 million under a new senior secured credit facility, borrowings by Neff Corp. of $245.0 million under a new senior unsecured bridge loan (the ‘‘Bridge Loan’’) and the issuance by Neff Corp. of $80.0 million in aggregate principal amount of its 13% senior subordinated notes due 2013 (the ‘‘13% Notes’’). The Bridge Loan comprised temporary financing to facilitate the Recapitalization and was repaid in full on July 8, 2005.

Costs and fees totaling $18.8 million were incurred by Neff Corp. in conjunction with the Recapitalization for direct transaction costs and financing fees. Neff Corp. recorded $11.2 million of those costs as deferred debt costs during 2005 (of which $5.0 million related to the Bridge Loan), $5.5 million of those costs as a cost of capital (charged to additional paid-in-capital), and the remaining $2.1 million was expensed by Neff Corp. during June 2005.

In July 2005, Neff Corp. announced a change in its corporate organization and created Neff LLC, a 100% owned subsidiary of Neff Corp., and Neff Finance Corp. (‘‘Neff Finance’’), a 100% owned subsidiary of Neff LLC. Neff Finance was created solely to serve as a corporate co-obligor of Neff LLC and has nominal assets. The ownership interest in the Company consists solely of membership interests, all of which are held by Neff Corp; accordingly, no earnings per share or units of ownership are disclosed herein.

On July 8, 2005, Neff Corp. transferred substantially all of its assets (including all of the capital stock of the operating subsidiary Neff Rental, Inc.) and substantially all of its obligations (including its obligations under its guarantee of the credit facility, the Bridge Loan and the 13% Notes) to Neff LLC (the ‘‘Transfer’’). In addition, on July 8, 2005, Neff LLC issued $245.0 million of its 11¼% second priority senior secured notes due 2012 (the ‘‘11¼% Notes’’), the proceeds of which were used to repay the Bridge Loan in full. Deferred debt costs of $5.0 million related to the Bridge Loan were fully expensed. The Company recorded approximately $8.1 million in deferred debt costs in connection with the 11¼% Notes. Contemporaneously, Neff Finance became the co-obligor of all of Neff LLC’s obligations.

The Transfer resulted in a continuation of the existing operations with no change in the book basis of assets and liabilities. Accordingly, the accompanying consolidated financial statements include the accounts of Neff LLC and subsidiaries commencing July 8, 2005 and the accounts of Neff Corp. prior thereto.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—GENERAL (Continued)

All material intercompany transactions and balances have been eliminated in consolidation. For tax periods prior to July 8, 2005, Neff Corp. had significant net operating losses for which there was a valuation allowance recorded. During the periods Neff Corp. had book income, the valuation allowance was released up to the amount of total tax expense that would have been recorded without the release of the valuation allowance resulting in a zero tax provision. Effective July 8, 2005, as a limited liability company with a single owner that has not elected to be taxed as a corporation, the Company is treated as a disregarded entity for federal and state income tax reporting purposes. As a disregarded entity, the Company is not subject to income taxes. Rather, the Company’s income tax basis results of operations flow through and are included in the tax return of its sole member, Neff Corp. and income taxes are allocated to the Company on a separate return basis. No tax provision was allocated for the year ending December 31, 2005, due to the continuing net operating loss carryforwards of Neff Corp.  A tax benefit was recorded for the year ended December 31, 2006 due to the reduction of the Company’s valuation allowance for its net deferred tax asset.  See Note 8, Income Taxes, for further discussion.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of the consolidated financial statements including the valuation of rental equipment and other long-lived assets, the valuation of accounts receivable, and the valuation of deferred tax assets. Management relies on historical experience and other assumptions believed to be reasonable under the circumstances in making its judgments and estimates. Actual results could differ from those estimates.

Recognition of Revenue

The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is probable.

Rental revenues in the consolidated statements of operations include revenue earned on equipment rentals and rental equipment pick-up and delivery fees. Revenue earned on equipment rentals is recognized as earned over the contract period which may be daily, weekly or monthly. Revenue earned on rental equipment pick-up and delivery fees is recognized at the time the services are provided.

Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled. Service revenues are recognized at the time the services are provided.

Delivery Costs

Depreciation of delivery vehicles is included in other operating expenses in the consolidated statements of operations and amounted to approximately $3.5 million, $3.2 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. All other delivery related costs are included in cost of revenues.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, which consist principally of parts and new equipment held for sale, are stated at the lower of cost or market, with cost determined on the first-in, first-out basis for parts and specific identification basis for equipment.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Leasehold improvements are amortized using the straight-line method over their useful lives or the life of the lease, whichever is shorter. The Company assigns the following useful lives to these categories:

Category	Estimated Useful Lives
Buildings	30 years
Office equipment	2-7 years
Service equipment and vehicles	2-7 years
Shop equipment	7 years

Useful Lives and Salvage Value of Rental Equipment

Rental equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the related equipment (generally two to seven years with estimated 10-20% residual values). Routine repairs and maintenance are expensed as incurred; improvements are capitalized at cost.

The Company routinely reviews the assumptions utilized in computing rates of depreciation of its rental equipment. Changes to the assumptions (such as the length of service lives and/or the amount of residual values) are made when, in the opinion of management, such changes are necessary to more appropriately allocate asset costs to operations over the service life of the assets. Management utilizes, among other factors, historical experience and industry comparisons in determining the propriety of any such changes. The Company may be required to change these estimates based on changes in its industry, end-markets or other circumstances. If these estimates change in the future, the Company may be required to recognize increased or decreased depreciation expense for these assets.

Accumulated depreciation at December 31, 2006 and 2005 for the Company’s rental fleet was approximately $174.0 million and $156.3 million, respectively.

Impairment of Long-lived Assets and Intangibles

Long-lived assets and intangibles are evaluated for impairment if circumstances suggest that assets may be impaired. An assessment of recoverability is performed prior to any write-down of assets. An impairment charge is recorded on those assets considered impaired for which the estimated fair value is below the carrying amount.

Goodwill

Goodwill is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired.  Under SFAS 142, goodwill is no longer amortized, but instead is reviewed for impairment annually or more frequently if events indicate a decline in fair value below its carrying value.  This means that the Company must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value on the Company’s balance sheet. If the fair value of the goodwill is less than the recorded value, the Company is required to write-off the excess goodwill as an operating expense.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Determination of the amount of impairment is made at the segment level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the SFAS No. 141, “Business Combinations.”

No impairment adjustment has been made to the Company’s $8.7 million goodwill balance at December 31, 2006.

Fleet Equipment Vendors

For the years ended December 31, 2006, 2005 and 2004, one vendor represented 12.1%, 11.1% and 13.3%, respectively, of the Company’s purchases of rental fleet equipment.  For the years ended December 31, 2006 and December 31, 2004, no other single vendor exceeded 10%. However for the year ended December 31, 2005 two additional vendors represented 10.9% and 10.2%. The next five most significant vendors collectively represented 41.5%, 28.6% and 36.6%, during 2006, 2005, and 2004 respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily includes debt issue costs, prepaid expenses and deposits.  Debt issue costs are amortized over the term of the debt utilizing the effective interest method. Accumulated amortization at December 31, 2006 and 2005 for debt issue costs was $2.6 million and $0.5 million, respectively.

Insurance

The Company is insured against general liability claims, workers’ compensation claims and automobile liability claims up to specified limits per claim and in the aggregate subject to deductibles per occurrence of up to $0.3 million. Insured losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred as well as an estimated liability for claims incurred but not reported. These liabilities are not discounted. The Company is self insured for group medical claims.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled approximately $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004 respectively.

Hurricane Impact

Hurricane Katrina struck the Louisiana coast on August 29, 2005, and caused severe flood damage to New Orleans and large parts of the surrounding coastal area. The hurricane destroyed two of the Company’s satellite locations that were used to store equipment prior to deployment in the Gulf of Mexico for rental to oil field maintenance contractors.

Insurance covered the repair or replacement of the Company’s assets that suffered loss or damages. The Company worked closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and losses.

The Company recorded the following for the year ended December 31, 2005 as a result of this storm (in thousands):

Rental equipment damaged or destroyed	$643
Repairs to facilities	407
Insurance recovery	(300)
Net impact of hurricane recorded in selling, general and administrative expenses	$750

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In 2006, the Company received an additional insurance recovery in the amount of $1.1 million.

The Company recorded the following for the year ended December 31, 2006 as a result of this storm (in thousands):

Additional repairs to facilities	$57
Insurance recovery	(1,057)
Net impact of hurricane recorded in selling, general and administrative expenses	$(1,000)

Stock-based Compensation

Prior to January 1, 2006, Neff Corp. accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Compensation expense was not recognized for stock option grants if the exercise price of Neff Corp.’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods have not been restated.

As a result of adopting SFAS 123-R, the Company’s income before taxes for the year ended December 31, 2006, was approximately $2.4 million lower than if it had continued to account for share-based compensation under APB 25. Prior to January 1, 2006, the Company had adopted the pro forma disclosure features of SFAS No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the periods shown below (in thousands):

	For the Years Ended December 31,
	2005	2004
Net (loss) income, as reported	$(13,040)	$6,029
Add: Stock compensation expense recognized	17,951	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,348)	—
Pro forma net (loss) income	$(15,437)	$6,029

The fair value of options at each grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own fair value. The following weighted average assumptions were used for 2006 and 2005, respectively: expected life of 6 and 10 years, risk free interest rate of 4.8% and 4.5%, volatility of 43% and 75% and no expected dividends.  The estimated per option fair value for options granted in 2006 and 2006 was $20.55 and $6.69, respectively. No options were granted by Neff Corp. during 2004. The risk free rate for periods within the contracted life of the options was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the options were granted with a maturity equal to the expected term of the options granted. As Neff Corp.’s common stock is privately held and there has been no history of exercises and forfeitures, volatility and expected life of the options were based on management’s estimates at the grant date.

In December 1995, the Company granted its then Chief Executive Officer options to purchase shares of Class A Common Stock representing 3% (on a fully diluted basis) of the issued and outstanding common stock of the Company for an aggregate purchase price of $1.6 million. Upon completion of an initial public offering in 1998, the number of shares granted under this agreement was fixed at 657,220 shares. No further options can be granted under this agreement. The Company estimated compensation expense at each reporting date based upon the estimated market value of shares to be issued until the

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

number of shares was fixed.

These options became fully vested in December 1996 and were exercised during 2005 by the former officer in connection with the Recapitalization. Merger consideration paid to the former officer in connection with the exercise of options and concurrent repurchase of shares totaled $3.8 million.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

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

Allowance for doubtful accounts

Allowances for doubtful accounts are based on estimates of probable losses related to accounts receivable balances. The establishment of allowances requires the use of judgment and assumptions regarding probable losses on accounts receivable balances.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R. The provisions of the standard went into effect for all interim or annual periods beginning after June 15, 2005. SFAS 123-R requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect estimated forfeitures and the outcome of certain other conditions. The fair value is generally not remeasured, except in limited circumstances, or if the award is subsequently modified. The statement requires the Company to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This changed current practice, as, upon adoption, the Company ceased using the “intrinsic value” method of accounting, permitted by APB 25 that resulted in no expense for all of Neff Corp.’s stock option awards.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair values of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring during fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on its results of operations, financial position or cash flows.

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS 123-R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123-R and certain SEC rules and regulations, as well as providing the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the adoption dates of SFAS 123-R. The new rule allowed companies to implement SFAS 123-R at the beginning of their first fiscal year that begins after June 15, 2005 or December 15, 2005 for small business issuers. The Company adopted the provisions of the statement as of the beginning of its fiscal year ending December 31, 2006 and for future periods. Implementation of the standard may have a material impact on the Company’s results of operations in future periods.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes.  The standard also requires expanded disclosures.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact, if any, that FIN 48 will have on its results of operations, financial position or cash flows.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on its results of operations, financial position or cash flows.

NOTE 3—ACCOUNTS RECEIVABLE

The majority of the Company’s customers are engaged in the construction and industrial business throughout the southern and western regions of the United States. The Company extends credit to its customers and evaluates collectibility of accounts receivable based upon an evaluation of the customers’ financial condition and credit history. For leases of certain types of construction equipment, the Company’s policy is to secure its accounts receivable by obtaining liens on the customer’s projects and issuing notices thereof to the projects’ owners and general contractors. All other receivables are generally unsecured.

The following table summarizes activity for allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Beginning balance at January 1	$1,734	$1,371	$1,672
Provision for bad debt	1,369	2,484	1,766
Charge offs, net	(1,514)	(2,121)	(2,067)
Ending balance at December 31	$1,589	$1,734	$1,371

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Land	$25	$25
Buildings	137	104
Leasehold improvements	7,954	6,820
Office equipment	3,727	7,321
Service equipment and vehicles	38,332	34,226
Shop equipment	2,205	2,274
	52,380	50,770
Less accumulated depreciation	(30,989)	(33,583)
Property and equipment, net	$21,391	$17,187

Depreciation expense for property and equipment was $5.9 million, $5.5 million and $5.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5—NOTES PAYABLE AND DEBT

Notes payable and debt consist of the following as of December 31, 2006 and 2005 (in thousands, except percent data):

	December 31,
	2006	2005
$225 million Revolving Credit Facility with interest rates ranging from the Lender’s Prime Rate plus 0.5% to LIBOR plus up to 2.75% (7.4% at December 31, 2006) due June 2010.	$163,500	$128,935
11¼% Second Priority Senior Secured Notes due June 2012	245,000	245,000
13% Senior Subordinated Notes due June 2013, net of unamortized discount of $2,812 in 2006 and $3,067 in 2005	77,188	76,933
	$485,688	$450,868

As part of the Recapitalization, Neff Corp. refinanced all of its previously outstanding indebtedness with proceeds of the transactions.

Neff Corp. extinguished its then outstanding 10¼% senior subordinated notes, which were due in 2008, by placing into an irrevocable trust with an independent trustee the amount of $77.3 million in cash on June 3, 2005, at which time Neff Corp. was legally released as the primary obligor under the original terms of issuance of the notes. In connection with the extinguishment, Neff Corp. recorded a loss on extinguishment of debt of $3.3 million. The loss on debt extinguishment was comprised of $1.3 million in redemption premium, $0.5 million in unamortized discount, $0.8 million of unamortized deferred debt costs, and $0.7 million in defeasance costs.

Neff Corp. paid off its outstanding obligation under its previously existing credit facility and repaid all amounts due under its term loan. In connection with these repayments, Neff Corp. recorded a loss on extinguishment of debt of $1.5 million, which represented a write-off of unamortized deferred debt costs.

Neff Rental, Inc. entered into a new $225.0 million Revolving Credit Facility (the ‘‘Credit Facility’’) on June 3, 2005 which was guaranteed by Neff Corp. and secured by a first priority security interest in substantially all of Neff Corp.’s assets. The

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—NOTES PAYABLE AND DEBT (Continued)

Credit Facility contains restrictive covenants. Interest on the Credit Facility is due monthly and the Credit Facility matures in June 2010.

On June 3, 2005, Neff Corp. also issued $80.0 million in aggregate principal amount of 13% Notes, due 2013. The 13% Notes were senior subordinated unsecured obligations of Neff Corp, guaranteed by Neff Rental, Inc., and interest is due semiannually on June 15th and December 15th.

On July 8, 2005, in connection with the Transfer, Neff LLC assumed substantially all of the obligations of Neff Corp. (including (i) Neff Corp.’s obligations under its guarantee of the Credit Facility and the Bridge Loan and (ii) Neff Corp.’s obligations as issuer of the 13% Notes, to which Neff Finance became co-obligor). In addition, on July 8, 2005, Neff LLC issued $245.0 million in aggregate principal amount of its 11¼% Notes, due 2012, the proceeds of which were used to repay the Bridge Loan in full. The 11¼% Notes are second priority, senior secured obligations of Neff LLC, guaranteed by Neff Rental, Inc., and interest is due semiannually on June 15th and December 15th. Neff LLC incurred debt issuance costs of $8.1 million in July 2005 in connection with the issuance of the 11¼% Notes. Contemporaneously with the Transfer and issuance of the 11¼% Notes, Neff Finance became the co-obligor of all of Neff LLC’s obligations.

In connection with the issuance of 11¼% Notes, Neff LLC agreed to effect an offer to exchange all outstanding, privately placed 11¼% Notes for an equal amount of a virtually identical series of 11¼% second priority senior secured notes due 2012 under the same indenture, which the Company registered with the SEC.

The Company’s Credit Facility and the indentures for its 13% Notes and 11¼% Notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness, capital expenditures and asset sales, and restricting the ability to pay dividends.  The Company was in compliance with all covenants under its Credit Facility, the 11¼% Notes and the 13% Notes, as of December 31, 2006.

NOTE 6—STOCK-BASED COMPENSATION

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

In connection with the Recapitalization, the majority of the options to acquire shares of Neff Corp. stock then outstanding were reacquired and retired by Neff Corp. Following the Recapitalization, previously outstanding and fully vested options of 410,800 of Neff Corp.’s common shares remain outstanding (the “Rollover Options”), exercisable at $0.09 per share, expiring in 2013.  The weighted average exercise price and the weighted average remaining contractual life of options outstanding for the Rollover Options as of December 31, 2006 is $0.09 and 7 years, respectively. The aggregate intrinsic value of the Rollover Options outstanding and exercisable as of December 31, 2006 is $21.3 million.

Effective June 3, 2005, Neff Corp. granted options to certain members of Neff Corp.’s management (whose employment was assigned to the Company in connection with the Transfer) to acquire 1,414,306 shares of Neff Corp.’s common stock (the “2005 Options”), exercisable at $8.214 per share (the estimated fair market value at the date of the grant), with 530,364 vesting ratably on December 31, 2005 through December 31, 2008, with the balance vesting ratably on December 31, 2005 through December 31, 2008 if certain earnings based targets are reached. If the earnings targets are not achieved, the options will not vest until 2013. As of December 31, 2006, 707,153 of the 2005 Options had vested.

Effective May 22, 2006, Neff granted additional options to certain members of Neff Corp.’s management and a Director to acquire 11,129 shares of Neff Corp’s common stock (the “2006 Options”), exercisable at $52.02 per share (the estimated fair market value at the date of the grant). Management was granted options to acquire 8,580 shares with 2,145 vesting ratably on December 31, 2006 through December 31, 2009, with the balance vesting ratably on December 31, 2006 through December 31, 2009 if certain earnings based targets are reached. If the earnings targets are not achieved, the options will not vest until 2014. The Director was granted options to acquire 2,549 shares which vested in their entirety at the grant date. As of December 31, 2006, 4,700 of the 2006 Options had vested.

The weighted average exercise price and the weighted average remaining contractual life of options outstanding under the 2005 Plan as of December 31, 2006 is $8.55 and 9 years, respectively. As of December 31, 2006, Neff Corp. had 1,836,235

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION (Continued)

options outstanding. None of the options have been exercised or forfeited. The aggregate intrinsic value of vested and exercisable options and expected to vest options outstanding under the 2005 Plan as of December 31, 2006 was $31.0 million.

As of December 31, 2006 and December 31, 2005, the total compensation cost related to nonvested awards for the 2005 Options not yet recognized totaled approximately $4.8 million and $7.2 million, respectively; that cost is expected to be recognized over a period of 2 years and 3 years, respectively.

As of December 31, 2006, the total compensation cost related to nonvested awards for the 2006 Options not yet recognized totaled approximately $0.2 million; that cost is expected to be recognized over a period of 3 years. No options have been exercised in 2006, 2005 or 2004, therefore no cash was received or tax benefit was realized in those years.

NOTE 7—RETIREMENT PLAN

In February 1996, Neff Corp. adopted a qualified 401(k) profit sharing plan (the ‘‘401(k) Plan’’).  The 401(k) Plan covers substantially all employees of the Company. Participating employees may contribute to the 401(k) Plan through salary deductions. The Company may contribute, at its discretion, matching contributions equal to 50% of the employee’s contribution not to exceed 3% of the employee’s annual salary. The Company contributed approximately, $0.8 million, $0.7 million and $0.6 million to the 401(k) Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 8—INCOME TAXES

The components of the benefit from income taxes is as follows (in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004
Current	$(246)	$—	$—
Deferred	(11,730)	5,071	(2,553)
Change in valuation allowance	17,067	(5,071)	2,553

Total	$5,091	$—	$—

The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

	December 31,
	2006	2005
Deferred Tax Assets
Net operating loss carryforwards	$54,561	$60,734
Alternative minimum tax credits	478	232
Intangible assets, allowance for bad debts and other	15,215	17,686
Total deferred tax assets	70,254	78,652
Valuation allowance	—	(17,067)
Deferred Tax Liabilities
Prepaids	(466)	(332)
Depreciation	(66,014)	(61,253)
Net Deferred Tax Asset	$3,774	$—

The Company had recorded a net deferred tax asset of approximately $17.1 million at December 31, 2005, which was completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable is periodically reassessed and accordingly, is

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

adjusted in the period when changes in estimates of future taxable income or realization of such assets are identified and those changes could be material.

During 2006, the Company reversed approximately $17.1 million of its net deferred tax asset valuation allowance, which eliminated the remaining balance of the allowance.   SFAS No. 109 provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. For the year ended December 31, 2006, the Company had net income before income taxes of $30.1 million. In addition, the Company evaluated its forecast of pre-tax income based on historical cumulative positive pre-tax income before non-recurring items for the years ended December 31, 2006, 2005 and 2004, and a forecast of positive taxable income in the future.  As a result of that evaluation, the Company determined that it no longer requires a deferred tax asset valuation allowance. Under the guidelines of SFAS 109, the Company reversed the remaining component of this valuation allowance through current period earnings by a credit to the Company’s income tax (provision) benefit.

As of December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $136.4 million expiring through 2026.

These carryforwards expire as follows (in thousands):

Expiration Date
2019	$2,377
2020	21,929
2021	35,514
2022	16,208
2024	29,483
2025	30,396
2026	496
Total	$136,403

Ownership changes have occurred, as defined by IRC Section 382, which place limitations on the utilization of net operating losses. Following an ownership change, the limitation for any post-change year is generally an amount equal to the fair market value of the loss corporation multiplied by an IRS prescribed interest rate. However, based on the Company’s attributes (i.e. built-in gains existing as of the ownership change date) it does not expect the limitation to impede the use of the majority of its net operating loss carryforwards.

The following table summarizes the differences between the statutory federal income tax rate and the Company’s effective income tax rate (in thousands, except percent data):

	For the Years Ended December 31,
	2006		2005		2004
	Amt.	%	Amt.	%	Amt.	%
(Provision) benefit at statutory federal income tax rate	$(10,520)	(35.0)	$4,434	34.0	$(2,050)	(34.0)
Change in valuation allowance	17,067	56.8	(5,071)	(38.9)	2,553	42.3
State tax (provision) benefit, net	(1,473)	(4.9)	639	4.9	(295)	(4.9)
Non-deductible expenses	(21)	(0.1)	(64)	(0.5)	(120)	(2.0)
Other	38	0.1	62	0.5	(88)	(1.4)
Total income tax benefit	$5,091	16.9	$—	—	$—	—

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

The following table summarizes activity for the deferred tax valuation allowance (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Beginning balance at January 1,	$17,067	$11,996	$14,549
Additions	—	5,071	—
Deductions	(17,067)	—	(2,553)
Ending Balance at December 31,	$—	$17,067	$11,996

In 2006, the Company assumed deferred tax liabilities of approximately $1.6 million in connection with the allocation of the purchase price relating to the acquisition described in Note 12, Acquisition.

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair market value of financial instruments held by the Company at December 31, 2006 and 2005 is based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement of such financial instruments.

The fair value of the Company’s Credit Facility is assumed to be equal to its carrying value, as the interest rates approximate market rates. At December 31, 2006 and 2005 approximately $163.5 million and $128.9 million, respectively was outstanding under the Credit Facility.  As of December 31, 2006, the Company had 11¼% Notes with a face value of $245.0 million and an estimated fair value of $267.4 million, based on quoted market prices. The estimated fair value of the outstanding 13% subordinated notes at December 31, 2006 was $77.2 million, which approximates the carrying value.

NOTE 10—RELATED-PARTY TRANSACTIONS AND OTHER COMMITMENTS

For the years ended December 31, 2006, 2005 and 2004 revenues from affiliated companies amounted to approximately $1.1 million, $1.5 million and $1.6 million, respectively. Included in accounts receivable are amounts from various companies related by virtue of common ownership, which amounted to $0.4 million and $0.4 million at December 31, 2006 and 2005, respectively.

In addition, in connection with the Transactions, affiliates of New York Life Capital Partners II, L.P., DLJ Investment Partners II, L.P. and TCW Cresent/Mezzanine Partners III, L.P. own approximately 25% of Neff Corp.’s outstanding shares of Class A common stock and purchased approximately $75.0 million in aggregate principal amount of the 13% senior subordinated notes.

Stockholders Agreement

Holdings, all of Neff Corp.’s other stockholders and Neff Corp. entered into a stockholders agreement in connection with the Recapitalization. Pursuant to the stockholders agreement, each of the parties thereto agrees to vote their stock in favor of a number of designees of Odyssey that will enable Odyssey to designate the election of all of the members of Neff Corp.’s Board of Directors. Pursuant to the stockholders agreement, each of Neff Corp.’s stockholders (other than Holdings) are restricted from transferring its stock of Neff Corp. until the earlier of an initial public offering by Neff Corp. of its stock or June 3, 2010. Holdings also has a bring-along right under certain circumstances to require Neff Corp.’s other stockholders party to the stockholders agreement to sell their shares to a third party that is purchasing stock of Neff Corp. Neff Corp.’s other stockholders have a tag-along right under certain circumstances to sell their shares to a third party that is purchasing stock of Neff Corp. held by Holdings. In addition, under certain circumstances, the Company’s CEO also has a right to sell his stock back to Neff Corp. and, under certain circumstances, Neff Corp. has a right to purchase the stock held by the Company’s CEO. Furthermore, Neff Corp.’s stockholders party to the stockholders agreement each have the right under certain circumstances to purchase a pro rata portion of any future equity issuance by Neff Corp. The stockholders agreement also provides Neff Corp.’s stockholders party to the stockholders agreement have the right, under certain circumstances and subject to certain conditions, to require Neff Corp. to register under the Securities Act shares of its Class A common stock held by them.

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—RELATED-PARTY TRANSACTIONS AND OTHER COMMITMENTS (Continued)

Management Stockholders Agreement

Holdings, our parent, Neff Corp., and all members of our management who have received options pursuant to the 2005 Stock Option Plan entered into a management stockholders agreement. The management stockholders agreement provides for customary restrictions on transfer, put and call rights, tag-along rights and bring-along rights which would apply to the shares of capital stock of Neff Corp.

Operating Leases

The Company leases real estate, rental equipment and other equipment under operating leases.  Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental amounts. For leases with step rent provisions, whereby the rental payments increased incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term, including renewal options. As of December 31, 2006, future minimum rental payments under non-cancelable operating lease arrangements are as follows for the years ending December 31 (in thousands):

2007	$5,713
2008	4,570
2009	3,122
2010	1,940
2011	1,386
Thereafter	4,514
$21,245

During 2006, 2005 and 2004 rental expense under operating lease arrangements amounted to approximately $6.9 million, $12.7 million and $18.9 million, respectively.

Litigation Matters

The Company is party to legal proceedings and potential claims arising in the ordinary course of business. The Company’s management does not believe that these matters will have an adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 11—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended
	December 31,
	2006	2005	2004
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$50,484	$32,631	$15,011

Cash paid for rental equipment additions:
Total fleet additions	$116,455	$152,417	$94,766
Less amounts included in accounts payable and accrued expenses at December 31,	(624)	(3,545)	(3,433)
Add amounts included in accounts payable and accrued expenses at December 31 of prior year	3,545	3,433	998
Cash payments made for rental equipment additions	$119,376	$152,305	$92,331

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—ACQUISITION

On May 18, 2006, the Company acquired River City Connections, Inc., a rental equipment business with two locations in Sacramento, California, for $17.1 million after giving effect to post-closing purchase price adjustments. The purchase was funded through borrowings on the Credit Facility. The acquired company was immediately merged with and into Valley Rents and Ready Mix, Inc. (“Valley Rents”), a Delaware corporation, which remained as the surviving entity and a wholly-owned subsidiary of Neff Rental, Inc. Valley Rents subsequently became a co-guarantor of the Credit Facility, 11¼% Notes and 13% Notes.  On December 22, 2006 Valley Rents was merged into Neff Rental, Inc., with Neff Rental, Inc. remaining as the surviving entity.

The purchase price of $17.1 million was allocated to the assets acquired, mainly rental equipment, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess purchase price over the fair values of assets acquired and liabilities assumed of $8.7 million was allocated to goodwill.  In accordance with SFAS 142, goodwill is no longer amortized, but is tested at least annually for impairment.  The allocation of the purchase price to the identifiable intangible assets acquired in these consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

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

NOTE 13—SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of the quarterly operating results during 2006 and 2005 is as follows (in thousands):

	2006
	1st	2nd	3rd	4th
Revenues	$77,660	$83,826	$85,319	$83,473
Gross Profit	35,423	41,297	44,299	42,654
Income from operations	16,327	21,518	22,450	22,579
Net income	$4,011	$8,399	$8,455	$14,283

	2005
	1st	2nd	3rd	4th
Revenues	$61,787	$69,046	$72,333	$76,457
Gross profit	23,249	30,351	32,737	39,711
Income (loss) from operations	7,165	(7,516)	14,233	17,563
Net income (loss)	$2,481	$(22,622)	$1,511	$5,590

NOTE 14—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 8, 2005, Neff LLC and its subsidiaries issued the 11¼% Notes, due 2012 and assumed the obligations of Neff Corp. as issuer of the 13% Notes, due 2013 (collectively, the ‘‘Securities’’). Neff Finance is a co-issuer of the Securities and Neff Rental, Inc. is a guarantor of the Securities. Both Neff Finance and Neff Rental, Inc. are direct, 100% owned subsidiaries of Neff LLC. The obligations of Neff Finance and Neff Rental, Inc. in respect of the Securities are full and unconditional. The

NEFF RENTAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

obligations of Neff Finance are joint and several with Neff LLC, and the obligations of Neff Rental, Inc. are joint and several with all future guarantors in respect of the Securities.

The Company conducts substantially all of its business through, and derives all of its income from, its operating subsidiary, Neff Rental, Inc. Therefore, the Company’s ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of its subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. Neff Rental, Inc. is subject to various financial and restrictive covenants under its Credit Facility that limit its ability to distribute cash to Neff LLC. However, the Credit Facility expressly allows distributions of cash in connection with regularly scheduled payments of principal and interest and certain other amounts in respect of the Securities.

Neff Finance has no operations, revenues, cash flows or assets other than its nominal capitalization of $1.00, and thus, the Company has not presented separate financial statements and other disclosures concerning Neff Finance.

In accordance with criteria established under Rule 3-10 of Regulation S-X under the Act, the following tables present condensed consolidating financial information of (a) Neff Corp., in its capacity as predecessor to Neff LLC, a co-issuer of the Securities (collectively, the ‘‘Parent’’), and (b) Neff Rental, Inc. (the ‘‘Guarantor Subsidiary’’), in its capacity as guarantor of the Securities:

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated

ASSETS
Cash and cash equivalents	$158	$—	$—	$158
Accounts receivable, net	49,357	—	—	49,357
Inventories	1,617	—	—	1,617
Rental equipment, net	318,446	—	—	318,446
Property and equipment, net	21,391	—	—	21,391
Investment in subsidiaries	—	3,040	(3,040)	—
Goodwill	8,726	—	—	8,726
Deferred tax asset, net	3,774	—	—	3,774
(Due to) from affiliates	(220,361)	220,361	—	—
Prepaid expenses and other assets	7,203	9,960	—	17,163
Total assets	$190,311	$233,361	$(3,040)	$420,632

LIABILITIES AND CAPITAL DEFICIT
Liabilities
Accounts payable	$4,498	$—	$—	$4,498
Accrued expenses	19,273	1,685	—	20,958
Credit facility	163,500	—	-—	163,500
11¼% second priority senior secured notes	—	245,000	—	245,000
13% senior subordinated notes	—	77,188	—	77,188
Total liabilities	187,271	323,873	—	511,144
Capital deficit
Members’ deficit	—	(90,512)	—	(90,512)
Additional paid-in capital	36,889	—	(36,889)	—
Accumulated deficit	(33,849)	—	33,849	—
Total capital deficit	3,040	(90,512)	(3,040)	(90,512)
Total liabilities and capital deficit	$190,311	$233,361	$(3,040)	$420,632

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated

ASSETS
Cash and cash equivalents	$33	$—	$—	$33
Accounts receivable, net	44,573	—	—	44,573
Inventories	1,901	—	—	1,901
Rental equipment, net	278,760	—	—	278,760
Property and equipment, net	17,187	—	—	17,187
Investment in subsidiaries	—	(73,987)	73,987	—
(Due to) from affiliates	(259,836)	259,836	—	—
Prepaid expenses and other assets	8,260	9,671	—	17,931
Total assets	$90,878	$195,520	$73,987	$360,385

LIABILITIES AND CAPITAL DEFICIT
Liabilities
Accounts payable	$10,382	$—	$—	$10,382
Accrued expenses	25,548	1,687	—	27,235
Credit facility	128,935	—	—	128,935
11¼% second priority senior secured notes	—	245,000	—	245,000
13% senior subordinated notes	—	76,933	—	76,933
Total liabilities	164,865	323,620	—	488,485
Capital deficit			—
Members' deficit	—	(128,100)	—	(128,100)
Additional paid-in capital	34,448	—	(34,448)	—
Accumulated deficit	(108,435)	—	108,435	—
Total capital deficit	(73,987)	(128,100)	73,987	(128,100)
Total liabilities and capital deficit	$90,878	$195,520	$73,987	$360,385

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$275,397	$—	$—	$275,397
Equipment sales	39,409	—	—	39,409
Parts and service	15,472	—	—	15,472
Total revenues	330,278	—	—	330,278

Cost of revenues
Cost of equipment sold	27,715	—	—	27,715
Depreciation of rental equipment	58,990	—	—	58,990
Maintenance of rental equipment	70,223	—	—	70,223
Costs of parts and service	9,677	—	—	9,677
Total cost of revenues	166,605	—	—	166,605
Gross profit	163,673	—	—	163,673

Other operating expenses
Selling, general and administrative expenses	74,897	—	—	74,897
Other depreciation and amortization	5,902	—	—	5,902
Total other operating expenses	80,799	—	—	80,799
Income from operations	82,874	—	—	82,874

Other expenses
Interest expense	12,513	38,217	—	50,730
Amortization of debt issue costs	865	1,222	—	2,087
Total other expenses	13,378	39,439	—	52,817
Income (loss) before income taxes and equity earnings in subsidiaries	69,496	(39,439)	—	30,057
Income tax benefit	5,091	—	—	5,091
Equity earnings in subsidiaries	—	74,587	(74,587)	—
Net income (loss)	$74,587	$35,148	$(74,587)	$35,148

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$229,802	$—	$—	$229,802
Equipment sales	36,360	—	—	36,360
Parts and service	13,461	—	—	13,461
Total revenues	279,623	—	—	279,623

Cost of revenues
Cost of equipment sold	26,867	—	—	26,867
Depreciation of rental equipment	47,962	—	—	47,962
Maintenance of rental equipment	70,653	—	—	70,653
Costs of parts and service	8,093	—	—	8,093
Total cost of revenues	153,575	—	—	153,575
Gross profit	126,048	—	—	126,048

Other operating expenses
Selling, general and administrative expenses	67,871	—	—	67,871
Other depreciation and amortization	5,456	—	—	5,456
Recapitalization expenses	21,276	—	—	21,276
Total other operating expenses	94,603	—	—	94,603
Income from operations	31,445	—	—	31,445

Other expenses
Interest expense	9,414	23,549	—	32,963
Amortization of debt issue costs	1,273	5,419	—	6,692
Loss on debt extinguishment	842	3,988	—	4,830
Total other expenses	11,529	32,956	—	44,485
Income (loss) before equity earnings in subsidiaries	19,916	(32,956)	—	(13,040)
Equity earnings in subsidiaries	—	19,916	(19,916)	—
Net income (loss)	$19,916	$(13,040)	$(19,916)	$(13,040)

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$192,880	$—	$—	$192,880
Equipment sales	42,750	—	—	42,750
Parts and service	12,058	—	—	12,058
Total revenues	247,688	—	—	247,688

Cost of revenues
Cost of equipment sold	35,890	—	—	35,890
Depreciation of rental equipment	41,739	—	—	41,739
Maintenance of rental equipment	74,266	—	—	74,266
Costs of parts and service	7,236	—	—	7,236
Total cost of revenues	159,131	—	—	159,131
Gross profit	88,557	—	—	88,557

Other operating expenses
Selling, general and administrative expenses	58,403	—	—	58,403
Other depreciation and amortization	5,936	—	—	5,936
Total other operating expenses	64,339	—	—	64,339
Income from operations	24,218	—	—	24,218

Other expenses (income)
Interest expense	5,296	12,017	—	17,313
Adjustment to gain on sale of business	—	(1,074)	—	(1,074)
Amortization of debt issue costs	1,695	255	—	1,950
Total other expenses (income)	6,991	11,198	—	18,189
Income (loss) before equity earnings in subsidiaries	17,227	(11,198)	—	6,029
Equity earnings in subsidiaries	—	17,227	(17,227)	—
Net income (loss)	$17,227	$6,029	$(17,227)	$6,029

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income (loss)	$74,587	$35,148	$(74,587)	$35,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	64,892	—	—	64,892
Amortization of debt issue costs	865	1,222	—	2,087
Gain on sale of equipment	(11,694)	—	—	(11,694)
Provision for bad debt	1,369	—	—	1,369
Stock compensation expense	2,440	—	—	2,440
Equity earnings in subsidiaries	—	(74,587)	74,587	-
Recovery for hurricane losses	(1,000)	—	—	(1,000)
Deferred income taxes	(5,337)	—	—	(5,337)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,925)	—	—	(4,925)
Inventories and other assets	2,275	(1,510)	—	765
Accounts payable and accrued expenses	(9,998)	2	—	(9,996)
Net cash provided by (used in) operating activities	113,474	(39,725)	—	73,749
Cash Flows from Investing Activities
Purchases of rental equipment	(119,376)	—	—	(119,376)
Proceeds from sale of equipment	39,409	—	—	39,409
Purchases of property and equipment	(10,632)	—	—	(10,632)
Cash paid in connection with acquisition, net of cash acquired	(17,137)	—	—	(17,137)
Insurance proceeds for hurricane losses	1,057	—	—	1,057
Net cash used in investing activities	(106,679)	—	—	(106,679)
Cash Flows from Financing Activities
Borrowings under credit facility	34,565	—	—	34,565
Debt issue costs	—	(1,510)	—	(1,510)
Due to (from) affiliates	(41,235)	41,235	—	—
Net cash (used in) provided by financing activities	(6,670)	39,725	—	33,055
Net increase in cash and cash equivalents	125	—	—	125
Cash and cash equivalents, beginning of year	33	—	—	33
Cash and cash equivalents, end of year	$158	$—	$—	$158

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income (loss)	$19,916	$(13,040)	$(19,916)	$(13,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	53,418	—	—	53,418
Amortization of debt issue costs	1,273	5,419	—	6,692
Gain on sale of equipment	(9,493)	—	—	(9,493)
Loss on debt extinguishment	842	3,988	—	4,830
Provision for bad debt	2,484	—	—	2,484
Stock compensation expense related to redemption of stock options	17,951	—	—	17,951
Provision for hurricane losses	750	—	—	750
Equity earnings in subsidiaries	—	(19,916)	19,916	—
Changes in operating assets and liabilities:
Accounts receivable	(9,461)	—	—	(9,461)
Inventories and other assets	(13,125)	10,141	—	(2,984)
Accounts payable and accrued expenses	2,972	1,687	—	4,659
Net cash provided by (used in) operating activities	67,527	(11,721)	—	55,806
Cash Flows from Investing Activities
Purchases of rental equipment	(152,305)	—	—	(152,305)
Proceeds from sale of equipment	36,360	—	—	36,360
Purchases of property and equipment	(7,819)	—	—	(7,819)
Insurance proceeds for hurricane losses	300	—	—	300
Net cash used in investing activities	(123,464)	—	—	(123,464)
Cash Flows from Financing Activities
Repayments under previously outstanding credit facility	(101,502)	—	—	(101,502)
Borrowings under credit facility	128,935	—	—	128,935
Repayments of term loan	—	(52,384)	—	(52,384)
Borrowings under bridge loan	—	245,000	—	245,000
Repayments of bridge loan	(245,000)		—	(245,000)
Issuance of 11¼% second priority senior secured notes	245,000		—	245,000
Issuance of 13% senior subordinated notes	—	76,818	—	76,818
Redemption of 10¼% senior subordinated notes	—	(76,113)	—	(76,113)
Redemption of common and preferred stock	—	(203,362)	—	(203,362)
Redemption of stock options	—	(21,746)	—	(21,746)
Issuance of Class A common stock	—	97,250	—	97,250
Debt issue costs	(9,686)	(10,141)	—	(19,827)
Costs in connection with Recapitalization	—	(5,459)	—	(5,459)
Due to (from) affiliates	38,142	(38,142)	—	—
Net cash provided by financing activities	55,889	11,721	—	67,610
Net decrease in cash and cash equivalents	(48)	—	—	(48)
Cash and cash equivalents, beginning of year	81	—	—	81
Cash and cash equivalents, end of year	$33	$—	$—	$33

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income (loss)	$17,227	$6,029	$(17,227)	$6,029
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	47,675	—	—	47,675
Amortization of debt issue costs	1,695	255	—	1,950
Gain on sale of equipment	(6,860)	—	—	(6,860)
Adjustment to gain on sale of business	—	(1,074)	—	(1,074)
Provision for bad debt	1,766	—	—	1,766
Paid-in-kind interest on term loan	—	1,952	—	1,952
Equity earnings in subsidiaries	—	(17,227)	17,227	—
Change in operating assets and liabilities:
Accounts receivable	(4,476)	—	—	(4,476)
Inventories and other assets	801	—	—	801
Accounts payable and accrued expenses	12,104	—	—	12,104
Net cash provided by (used in) operating activities	69,932	(10,065)	—	59,867
Cash Flows from Investing Activities
Purchases of rental equipment	(92,331)	—	—	(92,331)
Proceeds from sale of equipment	42,750	—	—	42,750
Purchases of property and equipment	(5,694)	—	—	(5,694)
Net cash used in investing activities	(55,275)	—	—	(55,275)
Cash Flows from Financing Activities
Repayments under credit facility	(3,699)	—	—	(3,699)
Issuance of Series A convertible preferred stock	—	10		10
Debt issue costs	(922)	—	—	(922)
Due to (from) affiliates	(10,055)	10,055	—	—
Net cash (used in) provided by financing activities	(14,676)	10,065	—	(4,611)
Net decrease in cash and cash equivalents	(19)	—	—	(19)
Cash and cash equivalents, beginning of year	100	—	—	100
Cash and cash equivalents, end of year	$81	$—	$—	$81

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                          Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. As of December 31, 2006 our disclosure controls and procedures were effective.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.                          Other Information

None.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

The following table and discussion provides information regarding our executive officers and members of our Board of Managers (ages as of December 31, 2006):

Name	Age	Position(s)
J.C. Mas	40	Chief Executive Officer and Member of Board of Managers

Graham Hood	51	President and Chief Operating Officer

Mark Irion	40	Chief Financial Officer

Steven Settelmayer	47	Vice President—Sales & Marketing

Paula Papamarcos	49	Vice President—Operations Management

James Custer	58	Vice President—Product Support and Safety

John Anderson	51	Regional Vice President—Neff Rental, Inc.—Central

Westley Parks	44	Regional Vice President—Neff Rental, Inc.—Atlantic

Stephen Halliwell	48	Regional Vice President—Neff Rental, Inc.—Florida

Steve Michaels	48	Regional Vice President—Neff Rental, Inc.—Western

Henry Lawson	44	Regional Vice President—Neff Rental, Inc.—Southeastern

Muzzafar Mirza*	48	Member of Board of Managers

William Hopkins	43	Member of Board of Managers

Douglas Hitchner	45	Member of Board of Managers

James A. Flick, Jr.	72	Member of Board of Managers

*    Muzzafar Mirza, a member of our Board of Managers, our Audit Committee and Neff Corp.’s Compensation Committee, passed away on March 10, 2007. Mr. Mirza functioned in the capacities mentioned in the preceding sentence during the period covered by this report. We are grateful for Mr. Mirza’s leadership and are saddened by this loss.

J.C. Mas—Mr. Mas is our Chief Executive Officer and also serves as a member of our Board of Managers. Prior to joining us as President and CEO in 2002, Mr. Mas served in a variety of executive positions at MasTec Inc., including as President of MasTec International. Mr. Mas is also on the board of Miami Children’s Hospital.

Graham Hood—Mr. Hood is our President and has served as our Chief Operating Officer since 2003. Mr. Hood joined Neff in 1995 as a Regional Vice President for the Southeastern Region. Mr. Hood has 28 years of industry experience, 17 years of which were with Hertz Equipment Rental Corporation.

Mark Irion—Mr. Irion has served as our Chief Financial Officer since 1999. He joined Neff in 1998 after being employed as Chief Financial Officer of Markvision Holdings, Inc., a computer distribution company, from 1994 to 1998. Prior to 1994, Mr. Irion was employed by Deloitte & Touche LLP.

Steven Settelmayer—Mr. Settelmayer has served as Vice President, Sales and Marketing, of our subsidiary, Neff Rental, Inc., since 2002. Prior to joining our company, he worked for twelve years at Teletrac, which specializes in vehicle location systems. Prior to that he was in sales management in the office equipment industry.

Paula Papamarcos—Ms. Papamarcos has served as Vice President, Operations Management, of our subsidiary, Neff Rental, Inc., since 1999. Ms. Papamarcos joined Neff Rental, Inc. in 1996 and has 21 years of industry experience, 11 of which were with Hertz Equipment Rental Corporation.

James Custer—Mr. Custer has served as Vice President, Product Support and Safety, of our subsidiary, Neff Rental, Inc., since 1999. Mr. Custer has over 30 years of automotive equipment and fleet experience and over 20 years experience in loss control and safety. Prior to joining us, Mr. Custer held the position of Director of Maintenance for the Hertz Corporation where he was employed for 19 years.

John Anderson—Mr. Anderson has served as a Vice President of our subsidiary, Neff Rental, Inc., for the Central region since 2000. Mr. Anderson joined us in 1997 after 17 years of employment with Hertz Corporation, where he most recently served as Regional Vice President. Mr. Anderson has a total of 25 years of experience in the equipment rental industry.

Westley Parks—Mr. Parks has served as a Vice President of our subsidiary, Neff Rental, Inc., for the Atlantic region since 1998. Mr. Parks joined us in 1995 after eight years of employment with Hertz Corporation where he served as branch manager. Mr. Parks has a total of 22 years in the equipment rental industry.

Stephen Halliwell—Mr. Halliwell has served as a Vice President of our subsidiary, Neff Rental, Inc., for the Florida region since 1997. Mr. Halliwell joined us in 1990 after one year with Wacker as Territory Manager and two years with Hood Equipment as a sales representative. Mr. Halliwell has a total of 20 years of experience in the equipment rental industry.

Steve Michaels—Mr. Michaels has served as a Vice President of our subsidiary, Neff Rental, Inc., for the Western region since 2003. Mr. Michaels joined us in 1998 after 14 years of employment with Hertz Corporation where he most recently served as Vice President of Fleet Operations. Mr. Michaels has a total of 24 years of experience in the equipment rental industry.

Henry Lawson—Mr. Lawson has served as Vice President of our subsidiary, Neff Rental, Inc., for the Southeastern region since 2006. Mr. Lawson joined us in 1996 after four years with Sunbelt Rentals where he most recently served as a Regional Manager. Mr. Lawson has a total of 21 years of experience in the equipment rental industry.

William Hopkins—Mr. Hopkins is one of the founders of Odyssey Investment Partners, LLC and is currently a Managing Principal. Mr. Hopkins was a principal in the private equity investing group of Odyssey Partners from 1994 to 1997. Mr. Hopkins currently serves on the Board of Directors of Dayton Superior Corporation. Prior to joining Odyssey, Mr. Hopkins spent three years as a member of the merchant banking group at General Electric Capital Corporation.

Douglas Hitchner—Mr. Hitchner joined Odyssey Investment Partners, LLC as a principal in 1998 and is currently a Managing Principal. Mr. Hitchner currently serves on the Board of Directors of Wastequip, Inc. Prior to joining Odyssey Mr. Hitchner was a Vice President in Goldman Sachs & Co.’s Leveraged Finance Group for three years and a Senior Vice President in General Electric Capital Corporation’s leveraged lending business for seven years.

James A. Flick, Jr.—Mr. Flick, the Chairman of our Audit Committee, has been the President and Chief Executive Officer of Winnow, Inc., a consulting company, since 1994. Mr. Flick currently serves on the Board of Directors of Williams Scotsman International, Inc. In addition, Mr. Flick was the Chief Financial Officer of USF & G Corporation from 1988 to 1991 and has previously served on the Board of Directors of numerous public companies. Mr. Flick is a certified public accountant who was associated with the accounting firm of Ernst & Young LLP for 26 years.

Board Structure

Neff LLC has a Board of Managers that is comprised of the same individual directors who serve on the Board of Directors of Neff Corp. The Board of Directors of Neff Corp. has an Audit Committee and Compensation Committee and Neff LLC has an Audit Committee. The duties and responsibilities of the Audit Committee include recommending the appointment or termination of the engagement of independent auditors, otherwise overseeing the independent auditor relationship and reviewing significant accounting policies and controls. Our Audit Committee consists of James A. Flick, Jr. (who is its chairman), William Hopkins and Douglas Hitchner. The duties and responsibilities of the Compensation Committee of Neff Corp., which administers our executive compensation program include reviewing and approving the compensation of officers and managers (except that the compensation of officers serving on any such committee will be determined by the full Board of Managers). Neff Corp.’s Compensation Committee consists of William Hopkins and Douglas Hitchner. During the period covered by this report, Muzzafar Mirza served on both our Audit Committee and the Compensation Committee of Neff Corp. See Item 10— “Directors and Executive Officers of the Registrant.” Odyssey Investment Partners, LLC and certain affiliated funds control approximately 68% of Neff Corp.’s common stock and, therefore, have the power to control our affairs and policies. Odyssey Investment Partners, LLC and affiliated funds also control the election of Neff Corp.’s directors and the appointment of our management and our Management Committee. A majority of the members of Neff Corp.’s Board of Directors and our Management Committee are representatives of Odyssey Investment Partners, LLC.

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The board of managers of the Company has initiated a process for the drafting, review and adoption of a code of ethics, but intends to coordinate that effort with a parallel process to be undertaken by our corporate parent. The Company intends to review and finalize the adoption of a code of ethics during the current year. Upon adoption, the Company will make an announcement on Form 8-K and file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to that announcement.

Procedures for Nominations by Stockholders

None.

Item 11.                            Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Neff Corp. has reviewed and discussed this Compensation Discussion and Analysis with management. Based on the foregoing review and discussion and such other matters as the Compensation Committee deemed relevant and appropriate, the Compensation Committee recommended to our, Board of Managers and the Board of Directors of Neff Corp. that this Compensation Discussion and Analysis be included in this annual report.

Muzzafar Mirza (Chairman)*

William Hopkins

Douglas Hitchner

*See Item 10 — “Directors and Executive Offices of the Registrant.”

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our philosophy for compensating our Chief Executive Officer, J.C. Mas, our Chief Financial Officer, Mark Irion and our President and Chief Operating Officer, Graham Hood (who we refer to as our “named executive officers”) is based on the belief that a significant portion of executive compensation should be incentive-based and determined by both our and the executive’s performance objectives. For instance, the majority of the stock options issued to our named executive officers have performance vesting features that have accelerated vesting based on our achievement of certain financial performance targets, principally with respect to EBITDA, during the course of a fiscal year. Generally, we believe that:

•                  executives’ base salaries should be established at levels to be competitive in the marketplace in which we compete for executive talent;

•                  bonuses should be targeted to be competitive in the marketplace and should provide awards based on the Company’s performance and each individual’s performance;

•                  long-term stock option incentives should (i) be targeted to be competitive in the marketplace and (ii) provide capital accumulation linked directly to Company performance; and

•                  we should encourage stock ownership among our executive management team, in order to align the short-term and long-term interests of our executive officers with those of the stockholders of Neff Corp.

Objectives for the Company’s Executive Compensation Programs

Our executive compensation programs are designed to accomplish the following long-term objectives:

•                  create a strong performance alignment with stockholders of our parent Neff Corp., while encouraging good corporate practices;

•                  support our business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results;

•                  reward achievement by basing the award of bonuses on our financial performance; and

•                  provide market-competitive compensation and benefits to enable us to recruit, retain and motivate the executive talent necessary to be successful.

Administration of Executive Compensation Programs

Neff LLC has a Board of Managers that is comprised of the same individual directors who serve on the Board of Directors of Neff Corp. The Board of Directors of Neff Corp. has a Compensation Committee which administers our executive compensation program. In 2006, the Compensation Committee consisted of Muzzafar Mirza, William Hopkins and Douglas Hitchner. Each of Mr. Hopkins and Mr. Hitchner is associated with Odyssey Investment Partners, LLC, affiliates of which control approximately 68% of Neff Corp.’s common stock. Odyssey Investment Partners, LLC and affiliated funds also control the election of Neff Corp.’s directors and the appointment of our management and our Board of Managers. A majority of the members of Neff Corp.’s Board of Directors and our Board of Managers are representatives of Odyssey Investment Partners, LLC. The duties and responsibilities of the Compensation Committee include reviewing, approving and, in certain cases, determining the compensation of officers and managers, including the bonuses of the named executive officers. This process is undertaken on a continuing basis with input from our management. The Compensation Committee takes into account prior compensation of our management and comparisons to the compensation of management of other companies in our industry only nominally in determining and approving the bonuses awarded to our management, preferring instead to focus on our financial performance and the individual performance of such executive. Bonus determinations for our named executive officers are made only after the conclusion of the preceding fiscal year, historically in February or March, after the Compensation Committee has been given adequate time to review our preliminary financial results and performance for the fiscal year then ended.

Elements of Executive Compensation

General

Our executive compensation program for our named executive officers consists of base salaries, annual bonuses, long-term equity-based incentives in Neff Corp. stock and certain other perquisites, such as annual allowances for an automobile and matching contributions to our defined contribution plan.

We chose these elements to remain competitive in attracting and retaining executive talent and to provide strong performance incentives with the potential for both current and long-term gains. We use base salary as the foundation for our executive compensation program. We believe that base salary provides a fixed level of competitive pay that reflects the named executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. The base salaries for each of our named executive officers are determined by employment agreements with each such officer, however, the Compensation Committee took action to raise the base salaries of Mr. Irion and Mr. Hood during 2006. See “—Employment Agreements and Post-Employment Benefits.” Our annual bonuses are designed to reward our named executive officers for the Company’s and their performance. Our equity incentive awards are designed to correspond an executive’s financial benefit with the benefits to stockholders of our parent, Neff Corp., as measured by long-term stock valuation.

Relative Size of Elements of Compensation

In setting executive compensation, the Compensation Committee considers the aggregate amount of compensation payable to an executive officer and the form of the compensation. The Compensation Committee seeks to achieve the appropriate balance between immediate cash rewards for the achievement of company and personal objectives and long-term incentives that align the interests of our executive officers with those of the stockholders. The size of each element is determined by the Compensation Committee by reviewing market practice, as well as company and individual performance. The Compensation Committee may also decide, as appropriate, to modify the relative mix of compensation elements to best fit an executive officer’s specific circumstances.

The level of incentive compensation typically increases in relation to each named executive officer’s responsibilities, with the level of incentive compensation for more senior executive officers being a greater percentage of total compensation than for less senior executive officers. The Compensation Committee believes that this structure is typical for other companies in our industry. It also provides flexibility in determining total compensation on an annual basis for named executive officers based on our financial performance, which the Compensation Committee believes results, at least in part, from the policy decisions and leadership of our named executive officers. The Compensation Committee also believes that making a significant portion of an executive officer’s incentive compensation contingent on long-term company performance more closely aligns the executive officer’s interests with those of the stockholders.

Method of Compensation

Base Salaries

Base salaries for the named executive officers are determined by the Compensation Committee and set forth in the named executive officers employment agreements. The employment agreements between the Company and each of the named executive officers are described below. The Compensation Committee has, in the past, including in 2006, raised the salaries of certain of our named executive officers above the amounts set forth in such named executive officer’s employment agreement. See “—Employment Agreements and Post-Employment Benefits.” Base salaries for each other management position are reviewed and approved by the Compensation Committee based on recommendations of our named executive officer’s. Base salaries are reviewed annually and may be adjusted to reflect promotions, the assignment of additional responsibilities, individual performance and/or the performance of the Company.

Bonus

The annual bonuses awarded to our named executive officers are determined by the Compensation Committee. The annual bonuses, as they pertain to the named executive officers, are based upon the Compensation Committee’s review of the Company’s and management performance and are meant to reward management for achievement. Bonuses were paid to the named executive officers for 2006 performance in March 2007.

Pursuant to his employment agreement with the Company, Mr. J.C. Mas is guaranteed an annual bonus of at least $700,000. The Compensation Committee may, in its discretion, award Mr. Mas a bonus in excess of this amount, based on individual performance and/or the performance of the Company.

For more information on these bonuses, see the Compensation Table and its footnotes.

Long-term Incentive Option Awards

In connection with the Recapitalization, we adopted the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options to purchase shares of Neff Corp.’s common stock in the form of incentive or nonqualified stock options were granted to named executive officers.

 In the case of options granted to J.C. Mas, our Chief Executive Officer, 50% of the options granted are time vesting options that will become vested and exercisable in equal annual installments on each of the first four December 31 to occur following the date of grant, so long as he continues to provide services to us as of such December 31. The remaining 50% of Mr. Mas’ options are performance vesting options that will become vested and exercisable on the eighth anniversary of the date of grant, so long as he continues to provide services to us as of such date. However, an installment of 25% of each of Mr. Mas’ performance vesting options (i.e., 12.5% of the total shares subject to the stock option) will be eligible to become vested and exercisable with respect to the fiscal year in which a grant date occurs and each of the three fiscal years thereafter if we attain certain financial performance targets set forth in the option agreements. Mr. Mas’s options will be treated as incentive stock options to the extent permitted by applicable law. Mr. Mas did not exercise any vested options during 2006.

In the cases of Graham Hood, our President and Chief Operating Officer, and Mark Irion, our Chief Financial Officer, 25% of the options granted are time vesting options that will become vested and exercisable in equal annual installments on each of the first four December 31 to occur following the date of grant, so long as the optionee continues to provide services to us as of such December 31. Seventy-five percent of the options granted to Mr. Hood and Mr. Irion are performance vesting options that will become vested and exercisable on the eighth anniversary of the date of grant, so long as the optionee continues to provide services to us as of such date. However, an installment of 25% of each performance vesting option (i.e., 18.75% of the total shares subject to the stock option) will be eligible to become vested and exercisable with respect to the fiscal year in which a grant date occurs and each of the three fiscal years thereafter if we attain certain financial performance targets set forth in the option agreements All of the options granted under the 2005 Stock Option Plan may become vested and exercisable earlier than scheduled upon certain sales of our Neff Corp. capital stock. Mr. Hood or Mr. Irion did not exercise any vested options during 2006.

Except in the case of Mr. Mas, all stock option grants made under the 2005 Stock Option Plan are grants of nonqualified stock options. These option grants are also subject to accelerated vesting upon (1) the occurrence of certain liquidity events and (2) our attainment of certain investor rates of return as set forth in each of the individual stock option agreements.

Perquisites and Other Benefits

Perquisites

In 2006, we provided only minimal perquisites to our executive officers. Mr. Mas receives reimbursement for automobile allowance. Mr. Hood and Mr. Irion receive reimbursement for automobile allowance and employer matching payment for the Company’s 401k plan. Executives are eligible to receive liability insurance (liability coverage under Neff Corp.’s directors and officers liability insurance policies). For more information on perquisites, see the Summary Compensation Table and its footnotes.

Other Benefits

Our named executive officers are eligible for the same benefit plans provided to other employees, including insurance plans and supplemental plans chosen and paid for by employees who wish additional coverage.

Employment Agreements and Post-Employment Benefits

Employment Agreement with J.C. Mas.    In connection with the Recapitalization, Mr. J.C. Mas and Neff Corp. entered into an employment agreement that became effective at the closing of the Transactions. Mr. Mas’ three-year employment agreement automatically renews annually for successive one-year periods, unless either party delivers notice within specified periods. The employment agreement provides for an annual base salary of $700,000 and an annual bonus equal to the amount of his annual base salary. In addition, Mr. Mas is entitled to the same benefits and indemnification available to other executives of Neff Corp. If Mr. Mas is terminated by Neff Corp. without cause, as defined in the agreement, or Mr. Mas terminates his employment for good reason, as defined in the agreement, he is entitled to a lump sum severance payment in the amount of 1.5 times his annual salary and annual bonus amount and to receive continued health, welfare and car allowance benefits for eighteen months. If employment had been terminated, as of December 31, 2006, Mr. Mas would have been entitled to $2.1 million in severance payments. In the event of a change in control combined with the existence of certain factors, Mr. Mas may voluntarily terminate his employment and be entitled to $2.1 million in severance payments. Mr. Mas is subject to certain restrictive covenants, including a covenant not to compete with us for a period of twelve months following the termination of his employment. As part of our corporate reorganization, Neff Corp. assigned this employment agreement to Neff LLC and Neff LLC, Neff Finance and Neff Rental, Inc. each became a party to this agreement and become jointly and severally liable for all obligations of Neff Corp. under the agreement.

Employment Agreement with Mark Irion.    Mark Irion, our Chief Financial Officer, has an employment agreement with Neff Corp. providing for an annual base salary of $225,000, which has subsequently been increased to $290,000. The employment agreement expired on February 28, 2006, but, by its terms, has been extended for additional one-year periods in each of 2006 and 2007 because notice of non-extension was not provided by either party. Mr. Irion is also entitled to receive bonuses in the discretion of Neff Corp.’s board of directors and to participate in our employee benefit plans and be indemnified to the same extent as other similarly situated executives. If his employment is terminated by Neff Corp. without cause, or by Mr. Irion for good reason, each as defined in the agreement, including under certain circumstances during the two-year period following the closing of the Transactions, Mr. Irion will be entitled to receive a lump-sum severance payment in the amount of 1.5 times his annual salary and bonus amount and to receive continued health, welfare and car allowance benefits for a period of eighteen months. If employment had been terminated, as of December 31, 2006, Mr. Irion would have been entitled to $1.6 million in severance payments. In the event of a change in control combined with the existence of certain factors, Mr. Irion may voluntarily terminate his employment and be entitled to $1.6 million in severance payments. Mr. Irion is subject to certain restrictive covenants, including a covenant not to compete with us for a period of twelve months following the termination of his employment. As part of our corporate reorganization, Neff Corp. assigned this employment agreement to Neff LLC and Neff LLC, Neff Finance and Neff Rental, Inc. each became a party to this agreement and become jointly and severally liable for all obligations of Neff Corp. under the agreement.

Employment Agreement with Graham Hood.    Graham Hood, President and Chief Operating Officer of Neff Rental, Inc., has an employment agreement with Neff Rental, Inc. providing for an annual base salary of $245,000 (adjusted annually for changes in the Consumer Price Index), which has subsequently been increased to $315,000. The employment agreement expired on January 26, 2006, but, by its terms, has been extended for additional one-year periods in each of 2006 and 2007 because notice of non-extension was not provided by either party. Mr. Hood is also entitled to receive bonuses in the discretion of Neff Rental, Inc.’s board of directors and to participate in our employee benefit plans. In addition, Neff Rental, Inc. will reimburse Mr. Hood for travel expenses to Atlanta, Georgia and back on three occasions each year. If his employment is terminated by Neff Rental, Inc. without cause, as defined in the agreement, Mr. Hood will be entitled to receive base salary and continued health and welfare benefits for twelve months. If his employment is terminated by Mr. Hood for good reason, as defined in the agreement, Mr. Hood will be entitled to receive base salary and benefits for eighteen months. If employment had been terminated by Neff Rental Inc. without cause, as of December 31, 2006, Mr. Hood would have been entitled to $0.3 million in severance payments. If employment had been terminated by Mr. Hood for good reason, as of December 31, 2006, Mr. Hood would have been entitled to $0.5 million in severance payments. In the event of a change in control combined with the existence of certain factors, Mr. Hood may voluntarily terminate his employment and be entitled to $0.5 million in severance payments. Mr. Hood is subject to certain restrictive covenants including a covenant not to compete with us for a period of twelve months following the termination of his employment.

Impact of Accounting and Tax Treatments

Accounting Treatment

Our financial statements include the expense for awards of Neff Corp. options to Neff Rental LLC employees and directors. We account for those awards in accordance with SFAS No. 123-R.

Tax Treatment

Under Section 162(m) of the Internal Revenue Code, publicly held corporations may not take a tax deduction for compensation in excess of $1 million paid to the CEO or the other four most highly compensated executive officers unless that compensation meets the Internal Revenue Code’s definition of “performance-based” compensation. Section 162(m) allows a deduction for compensation to a specified executive that exceeds $1 million only if it is paid (1) solely upon attainment of one or more performance goals, (2) pursuant to a qualifying performance-based compensation plan adopted by the Compensation Committee, and (3) the material terms, including the performance goals, of such plan are approved by the company’s common stockholders before payment of the compensation. The Compensation Committee considers deductibility under Section 162(m) with respect to compensation arrangements for executive officers. The Compensation Committee believes that it is in our best interest of the Company for the committee to retain its flexibility and discretion to make compensation awards to foster achievement of performance goals established by the committee (which may include performance goals defined in the Internal Revenue Code) and other corporate goals the Committee deems important to our success, such as encouraging employee retention, rewarding achievement of nonquantifiable goals and achieving progress with specific projects. We believe that option grants qualify as performance-based compensation and are not subject to any deductibility limitations under Section 162(m).

EXECUTIVE COMPENSATION

The tables listed below, which appear in the following sections of this report, provide information required by the SEC regarding the compensation we paid for the year ended December 31, 2006 to our named executive officers. Except as noted below, we have used captions and heading in these tables in accordance with the SEC regulations requiring these disclosures. The footnotes to these tables provide important information to explain the values presented in the tables and are an important part of our disclosures related to our executive compensation for the year ended December 31, 2006.

•                  Summary Compensation Table

•                  Grants of Plan-Based Awards

•                  Outstanding Equity Awards

•                  Director Compensation

SUMMARY COMPENSATION TABLE

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

The following table provides a summary of compensation paid for the year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)(3)	Total ($)
J.C.Mas, CEO (2)	2006	$700,000	$900,000	$12,000	$1,612,000
Mark Irion, Chief Financial Officer	2006	$236,539	$290,000	$17,400	$543,939
Graham Hood, President and Chief Operating Officer	2006	$256,538	$315,000	$20,512	$592,050

Footnotes appear on the following page.

(1)	Bonus amounts reported were paid in March 2007 with respect to 2006 performance.
(2)	Mr. Mas is not compensated for his services as a member of the Board of Managers.
(3)	The amounts reported in this column consist of the following for each officer (table below):

Name	Company Contribution to 401(k) Plan	Auto Allowance	Travel Allowance	TOTAL
J.C. Mas	$—	$12,000	$—	$12,000
Mark Irion	$6,600	$10,800	$—	$17,400
Graham Hood	$6,600	$12,000	$1,912	$20,512

__________________________________

GRANTS OF PLAN-BASED AWARDS
FOR FISCAL YEAR ENDED DECEMBER 31, 2006

There were no grants of plan-based awards to our executives in 2006.

OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2006

The following table provides further information regarding our named executive officers’ unexercised stock options as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
J.C. Mas	358,044	358,039	8.21	6/03/2015
	334,800	—	0.09	6/03/2013
Mark Irion	69,818	69,818	8.21	6/03/2015
	30,000	—	0.09	6/03/2013
Graham Hood	69,818	69,818	8.21	6/03/2015
	15,000	—	0.09	6/03/2013

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

The following table provides a summary of compensation paid for the year ended December 31, 2006, to the Board. The table shows amounts earned by such persons for services rendered to the Company in all capacities in which they served.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Muzzafar Mirza, William Hopkins, Douglas Hitchner Directors	(2)	(2)	(2)	(2)	(2)
James A. Flick, Jr. Director and Audit Committee Chairperson	$42,593	$52,382	$—	$—	$94,975

(1)             In addition to the fees paid according to the non-employee director compensation described below, the amounts disclosed in this column include reimbursement for expenses for transportation to and from Board meetings and lodging while attending meetings.

(2)             Each of Mssrs. Mirza, Hopkins, and Hitchner are not compensated for his service as a director of Neff Rental, LLC. They are on the board as representatives of Odyssey Investment Partners, LLC , which owns a majority interest in Neff Corp., the Company’s parent.

(3)             Represents the dollar amounts recognized by the Company for financial statement reporting purposes for the fiscal year ended December 31, 2006. Please see “Compensation Discussion and Analysis—Impact of Accounting and Tax Treatment—Accounting Treatment” above in this item for more information. Mssr. Flick was awarded a stock option grant on April 20, 2006.

During 2006, Mr. Flick received a retainer fee of $25,000 per year, plus $1,500 for each Board and committee meeting attended in person and $750 for each Board and committee meeting attended telephonically. Directors who serve as chairperson of a committee receive an additional $15,000 annually. Mr. Flick is also reimbursed for expenses of meeting attendance. Messrs. Mirza, Hopkins and Hitchner are employees of Odyssey Investment Partners, LLC and receive no compensation (other than reimbursement of expenses) for serving as directors of us or our parent.

We supplement the compensation paid Mr. Flick, our non-employee director who is not affiliated with Odyssey, with grants of stock options to purchase common stock of Neff Corp. We believe the grants of stock options increases the non-employee directors’ identification with the interests of the holders of our securities.  All of the options granted to Mr. Flick were vested and exercisable immediately upon issuance.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks. None of Mr. Mirza, Mr. Hopkins or Mr. Hitchner has served as an officer or employee of the Company.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neff LLC is a wholly-owned direct subsidiary of Neff Corp. The following table sets forth certain information regarding the beneficial ownership of the common stock of Neff Corp. as of March 1, 2007 with respect to each person or group that is a beneficial owner of more than 5% of its outstanding common stock, each of its directors, each executive officer named in the summary compensation table, and all directors and executive officers as a group:

Name and Address of Owner	Number of Shares of Common Stock(1)(2)	Percent of Class
Iron Merger Partnership(3)	8,522,036	62.6%
New York Life Funds(4)	2,373,996	17.4
Juan Carlos Mas(5)(6)	1,331,992	9.8
Muzzafar Mirza(6)(7)+	—	—
William Hopkins(6)(7)	—	—
Douglas Hitchner(6)(7)	—	—
James A. Flick, Jr.(6)	2,549	*
Mark Irion(6)(8)	99,818	*
Graham Hood(6)(9)	84,818	*
All directors and officers as a group(6)	1,519,177	11.2

+                 Mr. Mirza, a member of our Board of Managers and our Audit Committee, passed away on March 10, 2007.

*                 Less than 1% beneficial ownership.

(1)             The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)             For purposes of this table, the number of shares of common stock outstanding as of March 1, 2007 is calculated to be 13,615,015. For purposes of calculating the percentage beneficially owned by any person, shares of common stock issuable to such person upon the exercise of any options or warrants exercisable within 60 days of December 31, 2006 are also assumed to be outstanding.

(3)             Shares shown as beneficially owned by Iron Merger Partnership are held directly by Odyssey Investment Partners Fund III, LP. Odyssey Investment Partners, LLC exercises investment discretion and control over the shares indirectly held by Odyssey Partners Fund III, LP. Odyssey Investment Partners, LLC is managed by a four-person managing board, and all board action related to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are Stephen Berger, William Hopkins and Brian Kwait. The address for Odyssey Investment Partners, LLC is 280 Park Avenue, 38th Floor, New York, NY 10017.

(4)             Amounts shown reflect the aggregate interests held by New York Life Capital Partners II, L.P. (“NYLCAP II”), New York Life Investment Management Mezzanine Partners, LP (“NYL Mezzanine”) and NYLIM Mezzanine Partners Parallel Fund, LP. (“NYL Mezzanine Parallel, and collectively, the “New York Life Funds”). Beneficial ownership information before the offering includes 2,313,124 shares held by NYLCAP II. New York Life Capital Partners II GenPar, L.L.C., the general partner of NYLCAP II (“NYLCAP II GP”) has the power to vote, direct the voting, dispose and direct the disposition of the securities held by NYLCAP II. NYLCAP II GP is whollyowned by NYLCAP Manager LLC (“NYLCAP Manager”) and is managed by an investment committee. NYLCAP Manager is managed by its managers. Beneficial ownership information before the offering also includes 41,649 shares held by NYL Mezzanine and 19,223 shares by NYL Mezzanine Parallel. NYLIM Mezzanine GenPar GP, LP (“NYLIM Mezzanine GenPar”) is the general partner of each of NYL Mezzanine and NYL Mezzanine Parallel. NYLIM Mezzanine GenPar has the power to vote, direct the voting, dispose and direct the disposition of the securities held by each of NYL Mezzanine and NYL Mezzanine Parallel. NYLIM Mezzanine GenPar is managed by an investment committee. NYLIM Mezzanine GenPar is wholly-owned by NYLIM Mezzanine GenPar GP, LLC, which in turn is wholly-owned by NYLCAP Manager. NYLCAP Manager is wholly-owned by New York Life Investment Management Holdings LLC, which in turn is wholly-owned by New York Life Insurance Company, a New York corporation. New York Life Insurance Company offers a wide range of insurance and investment products and services, including life and health insurance, long-term care, annuities, pension products, mutual funds and other investments and investment advisory services.. The address for each of the New York Life Funds is c/o NYLCAP Manager LLC, 51 Madison Avenue, 16th Floor, New York, NY 10010.

(5)             Includes all shares owned by Juan Carlos Mas, our chief executive officer, both in his individual capacity and through Juan Carlos Mas Holdings I, L.P., a limited partnership which he controls.

(6)             The address for these stockholders is c/o Neff Corp., 3750 N.W. 87th Avenue, Suite 400, Miami, FL 33178.

(7)             Each of Messrs. Mirza, Hopkins and Hitchner may be deemed a beneficial owner of interests in Iron Merger Partnership due to his status as an employee of Odyssey Investment Partners, LLC. Odyssey Investment Partners, LLC and each such person disclaims beneficial ownership of any such interest in which he does not have a pecuniary interest.

(8)             Includes 99,818 shares that are issuable upon the exercise of options.

(9)             Includes 84,818 shares that are issuable upon the exercise of options.

Item 13.                            Certain Relationships and Related Transactions

We currently sell and lease construction equipment to MasTec, Inc., an affiliate of ours of which 42% is owned by the Mas family. These sales and leases are at fair market rates and contain no unusual discounts or premiums. Revenues from these transactions amounted to approximately $1.6 million for the year ended December 31, 2004, $1.5 million for the year ended December 31, 2005 and $1.1 million for the year ended December 31, 2006.

Also, included in accounts receivable are amounts from MasTec, Inc. and its subsidiaries. The total amounts owed from MasTec, Inc. and its subsidiaries were $0.3 million, $0.4 million and $0.4 million at December 31, 2004, 2005 and 2006, respectively.

We entered into an employment agreement with Mr. J.C. Mas, and Mr. Mas also is eligible to participate in certain equity compensation arrangements, in each case as described in this annual report under the caption in Item 11, “Management—Employment Agreements” and “—Equity Compensation Arrangements.”

In addition, in connection with the Transactions, affiliates of New York Life Capital Partners II, L.P., DLJ Investment Partners II, L.P. and TCW Cresent/Mezzanine Partners III, L.P. own approximately 25% of Neff Corp.’s outstanding shares of Class A common stock and purchased approximately $75.0 million in aggregate principal amount of the 13% senior subordinated notes.

We and our Audit Committee have adopted written procedures regarding related party transactions. Pursuant to those procedures, any related party transaction that would materially impact our financial statements is required to be brought to the attention of the Audit Committee by our management.  For each related party transaction presented for approval, we will consider all relevant factors including whether the proposed transaction would be entered into in the ordinary course of our business on customary business terms, whether any related party has been or will be involved in the negotiation of the proposed transaction on our behalf, and whether the proposed transaction appears to have been negotiated on an arms-length basis without interference or influence on us by any related party. We may condition our approval on any restrictions we deem appropriate, including receiving assurances from any related party that he or she will refrain from participating in the negotiation of the proposed transaction on our behalf and in the ongoing management of the business relationship on our behalf should the proposed transaction be approved. If after a transaction has been completed we discover that it is a related party transaction, our management will promptly advise our Audit Committee. In that case, we may honor that contractual commitment if entered into in good faith by an authorized representative, but we may impose appropriate restrictions on the continued maintenance of the business relationship similar to those described above.

Management Services Agreement

Pursuant to a management services agreement entered into in connection with the Transactions, Odyssey and its affiliates provide us with management, advisory and other services in relation to our businesses, administration, policies and operations. Under this agreement, we pay Odyssey fees in the event that we retain Odyssey or any of its affiliates to participate in the negotiation and consummation of any acquisition. We have not paid any such fees to date. We also indemnify Odyssey and its affiliates and their respective directors, officers, employees, agents, partners and controlling persons from any losses to the extent they relate to Odyssey’s performance of the services contemplated by the management services agreement. In addition, we reimburse Odyssey and its affiliates for any expenses incurred to the extent these expenses relate to Odyssey’s performance of the services contemplated by the management services agreement. The management services agreement will remain in effect until the earlier of (1) a public offering or offerings resulting in at least 30% of Neff Corp.’s common stock being publicly traded, (2) the date that Odyssey and its affiliates or limited partners of its affiliates no longer retain ownership of at least 50% of Neff Corp.’s common stock or other equity interests or (3) termination of the management services agreement by us and Odyssey.

Stockholders Agreement

Holdings, all of Neff Corp.’s other stockholders and Neff Corp. entered into a stockholders agreement in connection with the Transactions. Pursuant to the stockholders agreement, each of the parties thereto agreed to vote their stock in favor of a number of designees of Odyssey that will enable Odyssey to designate the election of all of the members of Neff Corp.’s board of directors. Pursuant to the stockholders agreement, each of Neff Corp.’s stockholders (other than Holdings) are restricted from transferring their stock of Neff Corp. until the earlier of an initial public offering by Neff Corp. of its stock or June 3, 2010. Holdings also has a bring-along right under certain circumstances to require Neff Corp.’s other stockholders party to the stockholders agreement to sell their shares to a third party that is purchasing stock of Neff Corp. Neff Corp.’s other stockholders have a tag-along right under certain circumstances to sell their shares to a third party that is purchasing stock of Neff Corp. held by Holdings. In addition, under certain circumstances, Mr. Mas also has a right to sell his stock back to Neff Corp. and, under certain circumstances, Neff Corp. has a right to purchase the stock held by Mr. Mas. Furthermore, Neff Corp.’s stockholders party to the stockholders agreement each have the right under certain circumstances to purchase a pro rata portion of any future equity issuance by Neff Corp. The stockholders agreement also provides Neff Corp.’s stockholders party to the stockholders agreement have the right, under certain circumstances and subject to certain conditions, to require Neff Corp. to register under the Securities Act shares of its Class A common stock held by them.

Management Stockholders Agreement

Holdings, our parent, Neff Corp., and all members of our management who have received options pursuant to the 2005 Stock Option Plan entered into a management stockholders agreement. The management stockholders agreement provides for customary restrictions on transfer, put and call rights, tag-along rights and bring-along rights which would apply to the shares of capital stock of Neff Corp.

Item 14.                            Principal Accountant Fees and Services

The Company’s independent auditor fee pre-approval policy provides for an annual process through which the Audit Committee evaluates and pre-approves the nature, scope and fees associated with the annual audit of the Company’s financial statements and other audit related services. The Audit Committee pre-approves all other audit and permissible non-audit services provided by our independent auditors as required by the SEC. These services may include audit services, audit related services, tax services and other permissible services. None of the services described below under the captions “Audit-Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to the provisions of paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. Additionally, the Audit Committee may delegate either type of pre-approval authority to one or more of its members.

Aggregate fees billed to the Company for the fiscal years ended December 31, 2006 and December 31, 2005 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates are as follows:

	2006	2005
Audit fees(1)	$685,000	$267,500
Audit-related fees(2)	223,753	25,000
Tax fees(3)	63,914	55,000
All other fees	—	—
Total fees	$972,667	$347,500

(1)          Audit Fees for each of fiscal 2006 and 2005 consist of fees and expenses for professional services in connection with the audit of the annual financial statements, reviews of the Company’s quarterly reports filed on Form 10-Q and reviews of registration statements and other periodic filings with the Securities and Exchange Commission.

(2)          Audit Related Fees for fiscal 2006 consist of fees for the audit of the annual financial statements, reviews of quarterly financial information and reviews of registration statements for our parent, Neff Corp.

(3)          Tax fees include fees for preparation of property tax returns.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(a)           The following documents are being filed as part of this report.

1.                                       Consolidated Financial Statements. Financial statements and supplementary data required by this Item 15 are set forth at the pages indicated in Item 8 above.

2.                                       [Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.]

(a) 3 and (b) Exhibits

Exhibit no.	Description of exhibit
2.1	Recapitalization Agreement, dated April 6, 2005, between Iron Merger Sub, Inc. and Neff Corp. (1)

2.2	Stock Purchase Agreement, by and among Neff Rental Inc., River City Connections Inc. and Don Bates, Don Greene and Tony Pugh.

3.1	Certificate of Formation of Neff Rental LLC. (1)

3.2	Limited Liability Company Agreement of Neff Rental LLC. (1)

3.3	Amended and Restated Limited Liability Company Agreement of Neff Rental LLC. (1)

3.4	Certificate of Incorporation of Neff Finance Corp. (1)

3.5	Bylaws of Neff Finance Corp. (1)

3.6	Certificate of Merger of Iron Merger Sub, Inc. and Neff Corp., dated June 3, 2005. (1)

3.7	Certificate of Incorporation of Valley Rents and Ready Mix, Inc. (2)

3.8	Bylaws of Valley Rents and Ready Mix, Inc. (2)

4.1

11 1/4% Second Priority Senior Secured Note Indenture, dated July 8, 2005, between Neff Rental LLC and Neff Finance Corp., as issuers, Neff Rental, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee. (1)

4.1a

First Supplemental Indenture, dated May 22, 2006, between Neff Rental LLC and Neff Finance Corp., as issuers, Neff Rental, Inc., as existing guarantor, Valley Rents and Ready Mix, Inc., as additional guarantor, and Wells Fargo Bank, National Association, as trustee. (2)

4.2	Form of 11 1/4% Senior Priority Senior Secured Note. (1)

4.3

Amended and Restated 13% Senior Subordinated Note Indenture, dated July 8, 2005, between Neff Rental LLC and Neff Finance Corp., as issuers, Neff Rental, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee. (1)

4.3a

First Supplemental Indenture, dated May 22, 2006, between Neff Rental LLC and Neff Finance Corp., as issuers, Neff Rental, Inc., as existing guarantor, Valley Rents and Ready Mix, Inc., as additional guarantor, and Wells Fargo Bank, National Association, as trustee. (2)

4.4	Form of 13% Senior Subordinated Note (included as Exhibit A to Exhibit 4.3). (1)

4.5

11 1/4% Senior Priority Senior Secured Note Registration Rights Agreement, dated July 8, 2005, between Neff Rental LLC and Neff Finance Corp., as issuers, Neff Rental, Inc., as guarantor, and Credit Suisse First Boston LLC, as initial purchaser. (1)

4.5a	Joinder Agreement, dated May 22, 2006, by Valley Rents and Ready Mix, Inc. (2)

4.6

13% Senior Subordinated Note Registration Rights Agreement, dated June 3, 2005, between Neff Corp., as issuer, Neff Rental, Inc., as guarantor, and DLJ Investment Partners, L.P., DLJ Investment Partners II, L.P., DLJIP II Holdings, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., KKR Financial Corp., New York Life Investment Management Mezzanine Partners, LP and NYLIM Mezzanine Partners Parallel Fund, LP, as purchasers. (1)

4.6a	Joinder Agreement, dated May 22, 2006, by Valley Rents and Ready Mix, Inc. (2)

4.7

Amendment/Assignment Agreement (regarding change of issuer for 13% senior subordinated notes), dated July 8, 2005, between Neff Corp., as parent, Neff Rental LLC and Neff Finance Corp., as issuers, Neff Rental, Inc., as guarantor, and DLJ Investment Partners, L.P., DLJ Investment Partners II, L.P., DLJIP II Holdings, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., KKR Financial Corp., New York Life Investment Management Mezzanine Partners, LP and NYLIM Mezzanine Partners Parallel Fund, LP, as purchasers. (1)

4.8	Security Agreement, dated July 8, 2005 among Neff Rental, LLC, Neff Finance Corp., Neff Rental, Inc. and Wells Fargo Bank, National Association. (2)

4.8a	Joinder Agreement, dated May 22, 2006, by and among Valley Rents and Ready Mix, Inc., as new subsidiary, and Wells Fargo, National Association, as collateral agent. (2)

4.9	Pledge Agreement, dated July 8, 2005 among Neff Rental, LLC, Neff Finance Corp., Neff Rental, Inc. and Wells Fargo Bank, National Association. (2)

4.9a	Joinder Agreement, dated May 22, 2006, by and among Valley Rents and Ready Mix, Inc., as new subsidiary, and Wells Fargo, National Association, as collateral agent. (2)

4.9b	Pledge Amendment, dated May 22, 2006 by Neff Rental, Inc. (2)

4.10

Stockholders Agreement, dated June 3, 2005 among Neff Corp., Iron Merger Partnership, DLJ Investment Partners, L.P., DLJ Investment Partners II, L.P., DLJIP II Holdings, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III Netherlands, L.P., KKR Financial Corp., New York Life Investment Management Mezzanine Partners, LP and NYLIM Mezzanine Partners Parallel Fund, LP. (2)

4.11	Management Stockholders Agreement, dated June 3, 2005 among Neff Corp., Iron Merger Partnership and the optionholders of Neff Corp.

10.1

Amended and Restated Credit Agreement, dated as of July 8, 2005 among Neff Rental, Inc., as borrower, Neff Rental LLC and Neff Finance Corp., as guarantors, General Electric Capital Corporation, as agent and a lender, the other lenders party thereto, Bank Of America, as syndication agent and L/C Issuer and GECC Capital Markets Group, Inc., as lead arranger. (1)

10.2	Amended and Restated Guaranty, dated as of July 8, 2005 among Neff Rental, Inc., Neff Rental LLC, Neff Finance Corp. and General Electric Capital Corporation. (1)

10.3

Intercreditor Agreement, dated July 8, 2005 among Neff Rental, Inc., Neff Rental LLC, Neff Finance Corp., the othere grantors party thereto, General Electric Capital Corporation, as credit agreement agent and priority lien collateral agent and Wells Fargo Bank, National Association, as trustee and parity junior lien collateral agent. (1)

10.3a	Intercreditor Agreement Joinder, dated May 22, 2006, by Valley Rents and Ready Mix, Inc. (2)

10.4	Security Agreement, dated July 8, 2005 among Neff Rental, Inc., Neff Rental LLC, Neff Finance Corp. and General Electric Capital Corporation. (1)

10.5	Pledge Agreement, dated July 8, 2005 among Neff Rental, Inc., Neff Rental LLC, Neff Finance Corp. and General Electric Capital Corporation. (1)

10.6	First Amendment to Employment Agreement, dated July 8, 2005 between Neff Corp., Neff Rental LLC, Neff Finance Corp. and Juan Carlos Mas. (1)

10.7	Second Amendment to Employment Agreement, dated July 8, 2005 between Neff Corp., Neff Rental LLC, Neff Finance Corp. and Mark Irion. (1)

10.8	Management Services Agreement, dated June 3, 2005 between Neff Corp., Neff Rental, Inc. and Odyssey Investment Partners, LLC. (1)

10.9	Management Rights Agreement, dated June 3, 2005 between Neff Corp. and Odyssey Investment Partners, LLC. (1)

10.10	Management Rights Agreement, dated June 3, 2005 between Neff Corp. and NYLIM Mezzanine Partners Parallel Fund, LP, and amendment thereto, dated July 8, 2005. (1)

10.11	Management Rights Agreement, dated June 3, 2005 between Neff Corp. and New York Life Investment Management Mezzanine Partners, L.P., and amendment thereto, dated July 8, 2005. (1)

10.12	Management Rights Agreement, dated June 3, 2005 between Neff Corp. and New York Life Capital Partners II, L.P., and amendment thereto, dated July 8, 2005. (1)

10.13	Management Rights Agreement, dated June 3, 2005 between Neff Corp. and DLJ Investment Partners II, L.P., and amendment thereto, dated July 8, 2005. (1)

10.14	Management Rights Agreement, dated June 3, 2005 between Neff Corp. and TCW/Crescent Mezzanine Partners III, L.P., and amendment thereto, dated July 8, 2005. (1)

10.15

2005 Stock Option Plan of Neff Corp. previously filed as Exhibit 10.15 to the registration statement on Form S-1 (File No. 333-134545) of Neff Corp. filed on May 26, 2006 and incorporated herein by reference.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (1)

21.1	Subsidiaries of the Registrants. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to the Registration Statement on Form S-4 (File No.333-130841) of Neff Rental LLC and Neff Finance Corp., filed on January 3, 2006, and incorporated herein by reference.

(2) Previously filed as an exhibit to Amendment No. 2 to the registration statement on Form S-4 (File No. 333-130841) of Neff Rental LLC and Neff Finance Corp., filed on July 6, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEFF RENTAL LLC

Dated: March 26, 2007	By:	/s/ JUAN CARLOS MAS
Juan Carlos Mas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JUAN CARLOS MAS	Chief Executive Officer and Director	March 26, 2007
Juan Carlos Mas	(Principal Executive Officer)

/s/ MARK IRION	Chief Financial Officer	March 26, 2007
Mark Irion	(Principal Accounting Officer)

/s/ WILLIAM HOPKINS	Director	March 26, 2007
William Hopkins

/s/ DOUGLAS HITCHER	Director	March 26, 2007
Douglas Hitchner

/s/ JAMES A. FLICK, Jr.	Director	March 26, 2007
James A. Flick, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its sole security holder an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.