Form 10-Q
period 2007-03-31
Neff Rental LLC
filed 2007-05-01
CIK 1343360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☒ Yes          ☐ No

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

☐ Yes         ☒ No

NEFF RENTAL LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
INDEX

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

NEFF RENTAL LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$59	$158
Accounts receivable, net of allowance for doubtful accounts of $1,320 in 2007 and $1,589 in 2006	45,145	49,357
Inventories	1,716	1,617
Rental equipment, net	346,199	318,446
Property and equipment, net	29,262	21,391
Goodwill	8,714	8,726
Deferred tax asset, net	3,182	3,774
Prepaid expenses and other assets	17,046	17,163
Total assets	$451,323	$420,632
LIABILITIES AND CAPITAL DEFICIT
Liabilities
Accounts payable	$13,774	$4,498
Accrued expenses	33,381	20,958
Credit facility	170,800	163,500
11¼% second priority senior secured notes	245,000	245,000
13% senior subordinated notes, net of unamortized discount of $2,743 in 2007 and $2,812 in 2006 (including related party balances of $72,428 in 2007 and $72,364 in 2006)	77,257	77,188
Total liabilities	540,212	511,144
Commitments and contingencies
Capital deficit
Members’ deficit	(88,889)	(90,512)
Total liabilities and capital deficit	$451,323	$420,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months Ended March 31,
	2007	2006
Revenues
Rental revenues	$62,352	$61,876
Equipment sales	14,599	11,993
Parts and service	3,471	3,791
Total revenues	80,422	77,660
Cost of revenues
Cost of equipment sold	10,062	8,662
Depreciation of rental equipment	15,131	13,954
Maintenance of rental equipment	17,470	17,359
Cost of parts and service	2,154	2,262
Total cost of revenues	44,817	42,237
Gross profit	35,605	35,423
Other operating expenses
Selling, general and administrative expenses	18,957	17,726
Other depreciation and amortization	1,754	1,370
Total other operating expenses	20,711	19,096
Income from operations	14,894	16,327
Other expenses
Interest expense (including related party interest of $2,502 in 2007 and $2,495 in 2006)	12,627	11,847
Amortization of debt issue costs	536	469
Total other expenses	13,163	12,316
Income before income taxes	1,731	4,011
Income taxes	(717)	—
Net income	$1,014	$4,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three months
	Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,014	$4,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,885	15,324
Amortization of debt issue costs	536	469
Gain on sale of equipment	(4,536)	(3,331)
Provision for bad debt	11	22
Stock compensation expense	609	599
Deferred income taxes	592	—
Changes in operating assets and liabilities:
Accounts receivable	4,201	2,285
Inventories and other assets	(437)	(640)
Accounts payable and accrued expenses	15,432	19,437
Net cash provided by operating activities	34,307	38,176
Cash Flows from Investing Activities
Purchases of rental equipment	(46,680)	(58,975)
Proceeds from sale of equipment	14,599	11,993
Purchases of property and equipment	(9,625)	(4,721)
Net cash used in investing activities	(41,706)	(51,703)
Cash Flows from Financing Activities
Borrowings under credit facility	7,300	13,527
Net cash provided by financing activities	7,300	13,527
Net decrease in cash and cash equivalents	(99)	—
Cash and cash equivalents, beginning of period	158	33
Cash and cash equivalents, end of period	$59	$33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Neff Rental LLC and its wholly-owned subsidiaries (“Neff LLC” or the “Company”) own and operate equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services. The Company is a wholly-owned subsidiary of its parent, Neff Corp. (the “Parent”).

The condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s audited financial statements. The condensed consolidated interim financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. However, in our opinion, these unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto for the year ended December 31, 2006, included in the Financial Statements section of Form 10-K filed by the Company with the United States Securities and Exchange Commission (“SEC”) on March 26, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be reported for the year ending December 31, 2007.

All intercompany transactions and balances have been eliminated in consolidation.

As a limited liability company with a single owner that has not elected to be taxed as a corporation, the Company is treated as a disregarded entity for federal and state income tax reporting purposes. As a disregarded entity, the Company is not subject to income taxes. Rather, the Company’s income tax basis and results of operations flow through and are included in the tax return of its sole member, the Parent, and income taxes are allocated to the Company on a separate return basis.

The Merger

On March 31, 2007, the Parent entered into an  Agreement and Plan of Merger (the “Merger Agreement”) with LYN Holdings LLC, a Delaware limited liability company (the “Buyer”), LYN Holdings Corp., a Delaware corporation and direct, wholly-owned subsidiary of the Buyer (“Holdings”), and LYN Acquisition Corp., a Delaware corporation and direct, wholly-owned subsidiary of Holdings (“Merger Sub”), pursuant to which, among other things, the Parent will be acquired for aggregate merger consideration to the Parent’s stockholders and optionholders of approximately $409.0 million less transaction expenses payable by the Parent. In addition to the merger consideration, the existing indebtedness of the Parent and the Company will be repaid. Under the terms of the Merger Agreement, Merger Sub will merge with and into the Parent with the Parent continuing as the surviving corporation and an indirect, wholly-owned subsidiary of the Buyer (the “Merger”). The Buyer, Holdings and Merger Sub are controlled by private investment funds affiliated with Lightyear Capital LLC. The Board of Directors of the Parent recommended the approval of the Merger Agreement and the Merger to the

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BASIS OF PRESENTATION (Continued)

stockholders of the Parent, and the stockholders of the Parent approved the Merger Agreement and the Merger by unanimous written consent in lieu of a meeting in accordance with Delaware law.

At the effective time of the Merger, each outstanding share of the Class A Common Stock of the Parent, other than any shares owned by the Parent, the Buyer, Holdings or Merger Sub and shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive a specific amount in cash.

The Buyer, Holdings and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for the Buyer, Holdings and Merger Sub to pay the aggregate merger consideration, repay existing indebtedness of the Parent and all of its subsidiaries (including the Company’s 11 1/4% Second Priority Senior Secured Notes due 2012 (the “11 1/4% Notes”), the Company’s 13% Senior Subordinated Notes due 2013 (the “13% Notes” and, together with the 11 1/4% Notes, the “Securities”) and Neff Rental, Inc.’s ABL credit facility (the “Credit Facility”)) and pay the Buyer’s, Holdings’ and Merger Sub’s fees and expenses related to the Merger.  These equity and debt financing commitments are subject to customary conditions. Consummation of the Merger is subject to various conditions, including the Buyer, Holdings or Merger Sub having obtained an aggregate of $732.5 million of debt financing pursuant to the terms of the debt financing commitments, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of the occurrence of a material adverse effect on our Parent and its subsidiaries and other customary closing conditions. The parties expect to close the transaction during the second quarter of 2007.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 to the Company’s report on Form-8-K, filed with the SEC on April 2, 2007.

As a result of the Merger, if and when it occurs, Neff LLC will become an indirect, wholly-owned subsidiary of the Buyer.

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

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BASIS OF PRESENTATION (Continued)

Rental revenues in the unaudited condensed consolidated statements of operations include revenue earned on equipment rentals and rental equipment pick-up and delivery fees. Revenue earned on equipment rentals is recognized as earned over the contract period which may be daily, weekly or monthly. Revenue earned on rental equipment pick-up and delivery fees is recognized at the time the services are provided.

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

Stock-based Compensation

During the three months ended March 31, 2007 and 2006, stock compensation expense related to the Company’s stock-based compensation awards was $0.6 million and $0.6 million, respectively. During the three months ended March 31, 2007 and 2006, no stock-based awards were granted, forfeited, or exercised.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. In the event the Company were to recognize interest and penalties

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BASIS OF PRESENTATION (Continued)

related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption of SFAS 157 may have on its results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption of SFAS 159 may have on its results of operations, financial position or cash flows.

NOTE 2—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Three months
	Ended March 31,
	2007	2006
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$3,105	$2,332
Cash paid for rental equipment additions:
Total fleet additions	$52,947	$67,564
Less amounts included in accounts payable and accrued expenses at March 31,	(6,891)	(12,134)
Add amounts included in accounts payable and accrued expenses at December 31 of prior year	624	3,545
Cash payments made for rental equipment additions	$46,680	$58,975

NOTE 3—ACQUISITION

On May 18, 2006, the Company acquired River City Connections, Inc., a rental equipment business with two locations in Sacramento, California, for $17.1 million after giving effect to post-closing purchase price adjustments. The purchase was funded through borrowings on the Credit Facility. The acquired company was immediately merged with and into Valley Rents and Ready Mix, Inc. (“Valley Rents”), a Delaware corporation, which remained as the surviving entity and a wholly-owned subsidiary of Neff Rental, Inc. Valley Rents subsequently became a co-guarantor of the Credit Facility, 11 1/4% Notes and 13% Notes. On December 22, 2006 Valley Rents was merged into Neff Rental, Inc., with Neff Rental, Inc. remaining as the surviving entity.

The purchase price of $17.1 million was allocated to the assets acquired, mainly rental equipment, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITION (Continued)

over the fair values of assets acquired and liabilities assumed of $8.7 million was allocated to goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is tested at least annually for impairment. The allocation of the purchase price to the identifiable intangible assets acquired in these unaudited condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

The results of operations of the acquired business have been included in the Company’s unaudited condensed consolidated statements of operations since the acquisition date and did not have a material impact on the Company’s results of operations. The pro forma results of operations, assuming the acquisition took place at the beginning of the periods presented, were not significantly different from the Company’s reported results of operations.

NOTE 4—SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 8, 2005, the Company issued the 11 1/4% Notes, and assumed the obligations of the Parent as issuer of the 13% Notes (collectively, the “Securities”). Neff Finance Corp (“Neff Finance”) is the co-issuer of the Securities and Neff Rental, Inc. is a guarantor of the Securities. Both Neff Finance and Neff Rental, Inc. are direct, 100% owned subsidiaries of Neff LLC. The obligations of Neff Finance and Neff Rental, Inc. in respect of the Securities are full and unconditional. The obligations of Neff Finance are joint and several with Neff LLC, and the obligations of Neff Rental, Inc. are joint and several with all future guarantors in respect of the Securities.

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

In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act of 1933, as amended, the following tables present unaudited condensed consolidating financial information of (a) the Parent, in its capacity as predecessor to Neff LLC, a co-issuer of the Securities (collectively, the “Parent”) and (b) Neff Rental, Inc. (the “Guarantor Subsidiary”), in its capacity as guarantor of the Securities:

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2007
(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
ASSETS
Cash and cash equivalents	$59	$—	$—	$59
Accounts receivable, net	45,145	—	—	45,145
Inventories	1,716	—	—	1,716
Rental equipment, net	346,199	—	—	346,199
Property and equipment, net	29,262	—	—	29,262
Investment in subsidiaries	—	14,534	(14,534)	—
Goodwill	8,714	—	—	8,714
Deferred tax asset, net	3,182	—	—	3,182
(Due to) from affiliates	(220,363)	220,363	—	—
Prepaid expenses and other assets	7,399	9,647		17,046
Total assets	$221,313	$244,544	$(14,534)	$451,323
LIABILITIES AND CAPITAL DEFICIT
Liabilities
Accounts payable	$13,774	$—	$—	$13,774
Accrued expenses	22,205	11,176	—	33,381
Credit facility	170,800	—	—	170,800
11¼% second priority senior secured notes	—	245,000	—	245,000
13% senior subordinated notes	—	77,257	—	77,257
Total liabilities	206,779	333,433	—	540,212
Capital deficit
Members’ deficit	—	(88,889)	—	(88,889)
Additional paid-in capital	37,498	—	(37,498)	—
Accumulated deficit	(22,964)	—	22,964	—
Total capital deficit	14,534	(88,889)	(14,534)	(88,889)
Total liabilities and capital deficit	$221,313	$244,544	$(14,534)	$451,323

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
 AS OF DECEMBER 31, 2006
(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
ASSETS
Cash and cash equivalents	$158	$—	$—	$158
Accounts receivable, net	49,357	—	—	49,357
Inventories	1,617	—	—	1,617
Rental equipment, net	318,446	—	—	318,446
Property and equipment, net	21,391	—	—	21,391
Investment in subsidiaries	—	3,040	(3,040)	—
Goodwill	8,726	—	—	8,726
Deferred tax asset, net	3,774	—	—	3,774
(Due to) from affiliates	(220,361)	220,361	—	—
Prepaid expenses and other assets	7,203	9,960	—	17,163
Total assets	$190,311	$233,361	$(3,040)	$420,632
LIABILITIES AND CAPITAL DEFICIT
Liabilities
Accounts payable	$4,498	$—	$—	$4,498
Accrued expenses	19,273	1,685	—	20,958
Credit facility	163,500	—	—	163,500
11¼% second priority senior secured notes	—	245,000	—	245,000
13% senior subordinated notes	—	77,188	—	77,188
Total liabilities	187,271	323,873	—	511,144
Capital deficit
Members’ deficit	—	(90,512)	—	(90,512)
Additional paid-in capital	36,889	—	(36,889)	—
Accumulated deficit	(33,849)	—	33,849	—
Total capital deficit	3,040	(90,512)	(3,040)	(90,512)
Total liabilities and capital deficit	$190,311	$233,361	$(3,040)	$420,632

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$62,352	$—	$—	$62,352
Equipment sales	14,599	—	—	14,599
Parts and service	3,471	—	—	3,471
Total revenues	80,422	—	—	80,422
Cost of revenues
Cost of equipment sold	10,062	—	—	10,062
Depreciation of rental equipment	15,131	—	—	15,131
Maintenance of rental equipment	17,470	—	—	17,470
Costs of parts and service	2,154	—	—	2,154
Total cost of revenues	44,817	—	—	44,817
Gross profit	35,605	—	—	35,605
Other operating expenses
Selling, general and administrative expenses	18,957	—	—	18,957
Other depreciation and amortization	1,754	—	—	1,754
Total other operating expenses	20,711	—	—	20,711
Income from operations	14,894	—	—	14,894
Other expenses
Interest expense	3,067	9,560	—	12,627
Amortization of debt issue costs	225	311	—	536
Total other expenses	3,292	9,871	—	13,163
Income (loss) before income taxes and equity earnings in subsidiaries	11,602	(9,871)	—	1,731
Income taxes	(717)	—	—	(717)
Equity earnings in subsidiaries	—	10,885	(10,885)	—
Net income	$10,885	$1,014	$(10,885)	$1,014

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(in thousands)

Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$61,876	$—	$—	$61,876
Equipment sales	11,993	—	—	11,993
Parts and service	3,791	—	—	3,791
Total revenues	77,660	—	—	77,660
Cost of revenues
Cost of equipment sold	8,662	—	—	8,662
Depreciation of rental equipment	13,954	—	—	13,954
Maintenance of rental equipment	17,359	—	—	17,359
Costs of parts and service	2,262	—	—	2,262
Total cost of revenues	42,237	—	—	42,237
Gross profit	35,423	—	—	35,423
Other operating expenses
Selling, general and administrative expenses	17,726	—	—	17,726
Other depreciation and amortization	1,370	—	—	1,370
Total other operating expenses	19,096	—	—	19,096
Income from operations	16,327	—	—	16,327
Other expenses
Interest expense	2,296	9,551	—	11,847
Amortization of debt issue costs	211	258	—	469
Total other expenses	2,507	9,809	—	12,316
Income (loss) before equity earnings in subsidiaries	13,820	(9,809)	—	4,011
Equity earnings in subsidiaries	—	13,820	(13,820)	—
Net income	$13,820	$4,011	$(13,820)	$4,011

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income	$10,885	$1,014	$(10,885)	$1,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	16,885	—	—	16,885
Amortization of debt issue costs	225	311	—	536
Gain on sale of equipment	(4,536)	—	—	(4,536)
Provision for bad debt	11	—	—	11
Stock compensation expense	609	—	—	609
Equity earnings in subsidiaries	—	(10,885)	10,885	—
Deferred income taxes	592	—	—	592
Changes in operating assets and liabilities:
Accounts receivable	4,201	—	—	4,201
Inventories and other assets	(437)	—	—	(437)
Accounts payable and accrued expenses	5,941	9,491	—	15,432
Net cash provided by (used in) operating activities	34,376	(69)	—	34,307
Cash Flows from Investing Activities
Purchases of rental equipment	(46,680)	—	—	(46,680)
Proceeds from sale of equipment	14,599	—	—	14,599
Purchases of property and equipment	(9,625)	—	—	(9,625)
Net cash used in investing activities	(41,706)	—	—	(41,706)
Cash Flows from Financing Activities
Borrowings under credit facility	7,300	—	—	7,300
Due to (from) affiliates	(69)	69	—	—
Net cash provided by financing activities	7,231	69	—	7,300
Net decrease in cash and cash equivalents	(99)	—	—	(99)
Cash and cash equivalents, beginning of period	158	—	—	158
Cash and cash equivalents, end of period	$59	$—	$ —	$59

NEFF RENTAL LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(in thousands)

	Guarantor Subsidiary	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income	$13,820	$4,011	$(13,820)	$4,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,324	—	—	15,324
Amortization of debt issue costs	211	258	—	469
Gain on sale of equipment	(3,331)	—	—	(3,331)
Provision for bad debt	22	—	—	22
Stock compensation expense	599	—	—	599
Equity earnings in subsidiaries	—	(13,820)	13,820	—
Changes in operating assets and liabilities:
Accounts receivable	2,285	—	—	2,285
Inventories and other assets	(429)	(211)	—	(640)
Accounts payable and accrued expenses	9,946	9,491	—	19,437
Net cash provided by (used in) operating activities	38,447	(271)	—	38,176
Cash Flows from Investing Activities
Purchases of rental equipment	(58,975)	—	—	(58,975)
Proceeds from sale of equipment	11,993	—	—	11,993
Purchases of property and equipment	(4,721)	—	—	(4,721)
Net cash used in investing activities	(51,703)	—	—	(51,703)
Cash Flows from Financing Activities
Borrowings under credit facility	13,527	—	—	13,527
Due to (from) affiliates	(271)	271	—	—
Net cash provided by financing activities	13,256	271	—	13,527
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	33	—	—	33
Cash and cash equivalents, end of period	$33	$—	$—	$33

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this section to “us” or “we” refer to Neff Rental LLC (“Neff LLC” or the “Company”) and its wholly-owned subsidiaries.

Overview

Founded in 1988, we are the eighth largest equipment rental company in the United States, according to Rental Equipment Register. We have 66 branches located primarily in the sunbelt states, and we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment. In addition to our rental business, we sell our used rental equipment, new equipment, parts and other supplies and provide maintenance, repair and other services that supplement our rental activities. We are a wholly-owned subsidiary of our parent, Neff Corp. (our “Parent”).

Our revenues are affected primarily by the rental rates we can charge for our equipment, the amount of rental fleet we have available for rent, the timing of sale of our used equipment and the general economic conditions in the geographic regions in which we operate, particularly conditions affecting the non-residential construction industry.

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

On March 31, 2007, our Parent entered into an  Agreement and Plan of Merger (the “Merger Agreement”) with LYN Holdings LLC, a Delaware limited liability company (the “Buyer”), LYN Holdings Corp., a Delaware corporation and direct, wholly-owned subsidiary of the Buyer (“Holdings”), and LYN Acquisition Corp., a Delaware corporation and direct, wholly-owned subsidiary of Holdings (“Merger Sub”), pursuant to which, among other things, the Parent will be acquired for aggregate merger consideration to the Parent’s stockholders and optionholders of approximately $409.0 million less transaction expenses payable by the Parent. In addition to the merger consideration, our existing indebtedness will be repaid. Under the terms of the Merger Agreement, Merger Sub will merge with and into the Parent with the Parent continuing as the surviving corporation and an indirect, wholly-owned subsidiary of the Buyer (the “Merger”). The Buyer, Holdings and Merger Sub are controlled by private investment funds affiliated with Lightyear Capital LLC. The Board of Directors of the Parent recommended the approval of the Merger Agreement and the Merger to the stockholders of the Parent, and the stockholders of our Parent approved the Merger Agreement and the Merger by unanimous written consent in lieu of a meeting in accordance with Delaware law.

At the effective time of the Merger, each outstanding share of the Class A Common Stock of the Parent, other than any shares owned by the Parent, the Buyer, Holdings or Merger Sub and shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive a specific amount in cash.

The Buyer, Holdings and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for the Buyer, Holdings and Merger Sub to pay the aggregate merger consideration, repay existing indebtedness of the Parent and all of its subsidiaries (including our 11¼% Second Priority Senior Secured Notes due 2012 (the “11¼%  Notes”), our 13% Senior Subordinated Notes due 2013 (the “13% Notes” and, together with the 11¼% Notes, the “Notes”) and Neff Rental, Inc.’s ABL credit facility (the “Credit Facility”)) and pay the Buyer’s, Holdings’ and Merger Sub’s fees and expenses related to the Merger.  These equity and debt financing commitments are subject to customary conditions. Consummation of the Merger is subject to various conditions, including the Buyer, Holdings or Merger Sub having obtained an aggregate of $732.5 million of debt financing pursuant to the terms of the debt financing commitments, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of the occurrence of a material adverse effect on our Parent and its subsidiaries and other customary closing conditions. The parties expect to close the transaction during the second quarter of 2007.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 to our report on Form-8-K, filed with the SEC on April 2, 2007.

As a result of the Merger, if and when it occurs, we will become an indirect, wholly-owned subsidiary of the Buyer.

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

As illustrated in the table below, dollar utilization for the three months ended March 31, 2007 and 2006, was 46.6% and 50.5%, respectively:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Total rental revenues	$62,352	$61,876
Re-rent revenues	(1,350)	(1,369)
Net rental revenues(a)	$61,002	$60,507
Average monthly original cost(b)(c)	$526,158	$479,578
Dollar utilization(d)	46.6%	50.5%

(a)           Amounts are annualized when determining dollar utilization for periods of less than 12 months. Accordingly, annualized net rental revenues for the three months ended March 31, 2007 and 2006 are $244,946 and $242,028, respectively.

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

Capital Expenditures

Our business is capital intensive. We own a substantial percentage of the equipment we rent to our customers. The amount of equipment we purchase is significant as we replace aging equipment and expand the amount of the rental fleet at our existing branch locations. Historically, we have financed our equipment primarily through cash from operations, net proceeds from the sale of our used rental equipment, operating leases and borrowings under our existing credit facilities and other long-term debt.

Current Business Environment and Outlook

We operate in a competitive and capital-intensive business environment. The participants in our industry consist of national, regional and local rental companies, certain original equipment manufacturers and their dealers and national home improvement store chains. The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the non-residential construction industry in particular. Beginning in the second half of 2003 and continuing through the present, the non-residential construction market has been increasing which in turn has had a positive impact on the equipment rental industry. We believe that the rental industry will continue to benefit from the secular shift from owning to renting equipment and continuing growth in non-residential construction industry conditions. According to FMI, a leading industry research source, total U.S. non-residential construction spending is projected to grow by 8.6% in 2007 and at a compounded annual growth rate of 7.6% through 2010. However, macroeconomic factors that effect the U.S. non-residential construction industry and the rental equipment market are outside of our control, and we cannot assure you that the improvement in our operating results that we have experienced will continue in future periods.

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

Determination of the amount of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

Income Taxes

As a limited liability company with a single owner that has not elected to be taxed as a corporation, the Company is treated as a disregarded entity for federal and state income tax reporting purposes. As a disregarded entity, the Company is not subject to income taxes. Rather, the Company’s income tax basis results of operations flow through and are included in the tax return of its member, the Parent, and income taxes are allocated to the Company on a separate return basis.

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

Valuation of Accounts Receivable

We evaluate the collectibility of our receivables based on a combination of factors. We regularly analyze our customer accounts. When we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, we may determine that an increase to the allowance is required. Additionally, if actual collections of accounts receivable differ from the estimates we used to determine our allowance, we will increase or decrease, as applicable, the allowance through charges or credits to selling, general and administrative expenses in the unaudited condensed consolidated statement of operations for the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required.

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

Results of Operations

Three months ended March 31, 2007 Compared with Three months ended March 31, 2006

The following table illustrates our operating activity for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	Change
	(dollars in thousands)
Revenues
Rental revenues	$62,352	$61,876	0.8%
Equipment sales	14,599	11,993	21.7
Parts and service	3,471	3,791	(8.4)
Total revenues	80,422	77,660	3.6
Cost of revenues
Cost of equipment sold	10,062	8,662	16.2
Depreciation of rental equipment	15,131	13,954	8.4
Maintenance of rental equipment	17,470	17,359	0.6
Costs of parts and service	2,154	2,262	(4.8)
Total cost of revenues	44,817	42,237	6.1
Gross profit	35,605	35,423	0.5
Other operating expenses
Selling, general and administrative expenses	18,957	17,726	7.0
Other depreciation and amortization	1,754	1,370	28.0
Total other operating expenses	20,711	19,096	8.5
Income from operations	14,894	16,327	(8.8)
Other expenses
Interest expense	12,627	11,847	6.6
Other non-operating expense, net	536	469	14.3
Total other expenses	13,163	12,316	6.9
Income before income taxes	1,731	4,011	(56.8)
Income taxes	(717)	—	n/m
Net income	$1,014	$4,011	(74.7)

n/m means the percentage change is not meaningful.

Total Revenues.   Total revenues for the three months ended March 31, 2007 increased 3.6% to $80.4 million from $77.7 million for the three months ended March 31, 2006. The components of our revenues are discussed below:

Rental Revenues.   Rental revenues for the three months ended March 31, 2007 increased 0.8% to $62.4 million from $61.9 million for the three months ended March 31, 2006. The increase in rental revenues was primarily due to increases in rental rates and the size of our rental fleet. For the three months ended March 31, 2007, we estimate that our rental rates increased 2.2%. A decrease in the percentage of equipment on rent, partially offset by increased rental rates, led to a decrease in dollar utilization to 46.6% for the three months ended March 31, 2007 from 50.5% for the three months ended March 31, 2006. The decrease in the percentage of equipment on rent was due to a decrease in hurricane related cleanup activity for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. As of March 31, 2007, our average rental fleet value at original cost, including cost of equipment under lease, increased to $526.2 million from $479.6 million as of March 31, 2006. Total rental revenues at locations open for more than one year decreased 0.9% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Rental revenues decreased to 77.5% of total revenues for the three months ended March 31, 2007 from 79.7% of total revenues for the three months ended March 31, 2006.

Equipment Sales.   Equipment sales revenue for the three months ended March 31, 2007 increased 21.7% to $14.6 million from $12.0 million for the three months ended March 31, 2006. The increase in equipment sales is due to the decision by management to sell more equipment during the period. Equipment sales increased to 18.2% of total revenues for the three months ended March 31, 2007 from 15.4% of total revenues for the three months ended March 31, 2006.

Parts and Service.   Revenues from the sales of parts and service for the three months ended March 31, 2007 decreased 8.4% to $3.5 million from $3.8 million for the three months ended March 31, 2006. The decrease in parts and service revenue was primarily due to the continued replacement of older equipment with new equipment resulting in less revenue generated by parts and service. Parts and service revenue decreased slightly to 4.3% of total revenues for the three months ended March 31, 2007 from 4.9% of total revenues for the three months ended March 31, 2006.

Cost of Equipment Sold.   Costs associated with the sale of rental equipment increased 16.2% to $10.1 million for the three months ended March 31, 2007 from $8.7 million for the three months ended March 31, 2006, primarily as a result of the increase in the amount of equipment sales.

Depreciation of Rental Equipment.   Depreciation of rental equipment for the three months ended March 31, 2007 increased 8.4% to $15.1 million from $14.0 million for the three months ended March 31, 2006. The increased depreciation expense of rental equipment is primarily due to the increase in size of our average rental fleet which increased by 9.7% from March 31, 2006 to March 31, 2007.

Maintenance of Rental Equipment.   Maintenance costs associated with our rental equipment increased 0.6% to $17.5 million for the three months ended March 31, 2007 from $17.4 million for the three months ended March 31, 2006.

Cost of Parts and Service.   Costs associated with our parts and service revenues decreased 4.8% to $2.2 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006, primarily as a result of decreased volume of parts and service revenue.

Gross Profit.   Gross profit for the three months ended March 31, 2007 increased 0.5% to $35.6 million or 44.3% of total revenues from $35.4 million or 45.6% of total revenues for the three months ended March 31, 2006. The increase in gross profit was primarily due to an increase in equipment sales gross profit of $1.2 million.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months ended March 31, 2007 increased 7.0% to $19.0 million from $17.7 million for the three months ended March 31, 2006. The increase in selling, general and administrative expenses is primarily due to increased payroll and payroll related expenses as a result of increases in salaries and incentive compensation. Selling, general and administrative expenses increased slightly to 23.6% of total revenues for the three months ended March 31, 2007 from 22.8% of total revenues for the three months ended March 31, 2006.

Other Depreciation and Amortization.   Other depreciation and amortization expense (which relates to non-rental equipment) for the three months ended March 31, 2007 increased 28.0% to $1.8 million from $1.4 million for the three months ended March 31, 2006. The increase is due to increased levels of property and equipment.

Income from Operations.   Income from operations for the three months ended March 31, 2007 decreased 8.8% to $14.9 million from $16.3 million for the three months ended March 31, 2006, primarily as a result of the foregoing reasons. Income from operations decreased to 18.5% of total revenues for the three months ended March 31, 2007 from 21.0% of total revenues for the three months ended March 31, 2006.

Interest Expense.   Interest expense for the three months ended March 31, 2007 increased 6.6% to $12.6 million from $11.9 million for the three months ended March 31, 2006. The increase is primarily due to increased borrowings to fund the acquisition of River City Connections, Inc. (“Valley Rents”), and the increase in rental fleet, as well as higher interest rates on those borrowings.

Other non-operating expense, net.   Other non-operating expense, net represents amortization of debt issuance costs. Other non-operating expense, net for the three months ended March 31, 2007 increased 14.3% to $0.5 million.

Net Income.   For the reasons described above, net income for the three months ended March 31, 2007 decreased 74.7% to $1.0 million from $4.0 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

During the three months ended March 31, 2007, our operating activities provided net cash flow of $34.3 million as compared to $38.2 million for the three months ended March 31, 2006. The decrease is attributable primarily to decreased net income.

Cash used in investing activities was $41.7 million for the three months ended March 31, 2007 as compared to $51.7 million for the three months ended March 31, 2006. The decrease in cash used in investing activities was primarily due to decreased purchases of rental equipment in comparison to 2006. We received cash proceeds from the sale of equipment assets of $14.6 million for the three months ended March 31, 2007 and $12.0 million for the three months ended March 31, 2006.

Net cash provided by financing activities was $7.3 million for the three months ended March 31, 2007 as compared to $13.5 million for the three months ended March 31, 2006. The change in cash from financing activities was primarily due to the reduced level of equipment purchases from 2006.

Our primary sources of liquidity continue to be cash flow from operations and borrowings under the Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

In 2005, the Company issued $245.0 million in aggregate principal amount of the 11¼% Notes and $80.0 million in aggregate principal amount of the 13% Notes. During 2005, the Company also entered into the Credit Facility which provides for aggregate borrowings of up to $225.0 million, subject to a borrowing base formula. As of March 31, 2007, borrowings under the Credit Facility totaled $170.8 million and $45.3 million was available for additional borrowings. The Credit Facility extends to 2010.

The Credit Facility contains various restrictive covenants. It limits us from prepaying other indebtedness, including the Notes, and it requires us to obtain rental equipment appraisals on a quarterly basis. In addition, the Credit Facility restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the Notes, among other things and subject to certain exceptions: (i) limits our ability and the ability of our subsidiary to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (ii) places restrictions on our ability and the ability of our subsidiary to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and March 31, 2007 we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. In the event we were to recognize interest and penalities related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). SFAS 159 permits companies to measure many financial intruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact adoption of SFAS 159 may have on our unaudited condensed consolidated financial statements.

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A, Risk Factors, in our 10-K filed with the SEC on March 26, 2007.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates increase. The fair value of the Credit Facility is assumed to be equal to its carrying value, as interest rates approximate market rates. As of March 31, 2007, the 11¼% Notes had a face value of $245.0 million and an estimated fair value of $271.3 million, based on quoted market prices. The estimated fair value of the 13% Notes as of March 31, 2007 was $77.3 million, which approximates the carrying value. As of March 31, 2007, the 13% Notes were recorded net of $2.7 million of unamortized discount.

At March 31, 2007, we had fixed rate debt of $322.3 million and variable rate debt of $170.8 million. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $12.0 million and increase annual interest expense for our variable rate debt by approximately $1.7 million.

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

As of March 31, 2007, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chef Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

(b)         Changes in internal controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

There have been no material changes with respect to this item from the disclosures included in our filing on form 10-K, filed with the SEC on March 26, 2007.

Item 1A.                Risk Factors.

There have been no material changes with respect to this item from the disclosures included in our filing on form 10-K, filed with the SEC on March 26, 2007.

Item 6.                        Exhibits.

EXHIBIT NUMBER	DESCRIPTION
2.1

Agreement and Plan of Merger, dated as of March 31, 2007, by and among Neff Corp., LYN Holdings LLC, LYN Holdings Corp. and LYN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated herein by reference)

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

NEFF RENTAL LLC
Date: May 1, 2007	/s/ JUAN CARLOS MAS
Juan Carlos Mas
Chief Executive Officer
/s/ MARK IRION
Date: May 1, 2007	Mark Irion
Executive Vice President and Chief Financial Officer